Form 10-Q
period 2021-06-30
HH&L Acquisition Co.
filed 2021-08-05
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

As of August 5, 2021, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended June 30, 2021

i

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

HH&L ACQUISITION CO.

CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$511,692	$6,410
Prepaid expenses	479,323	17,000
Total current assets	991,015	23,410
Deferred Offering Costs	—	439,752
Investments held in Trust Account	414,009,680	—
Total Assets	$415,000,695	$463,162

Liabilities and Shareholder’s Equity
Current liabilities:
Accounts payable	$120,803	$116,374
Accrued expenses	138,677	194,520
Accounts payable - related party	75,000	—
Note payable - related party	—	139,949
Total current liabilities	334,480	450,843
Derivative warrant liabilities	27,055,400	—
Deferred underwriting commissions	14,490,000	—
Total liabilities	41,879,880	450,843

Commitments and Contingencies

Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 36,812,081 shares subject to possible redemption at $10.00 per share	368,120,810	—

Shareholder’s Equity
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	0	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; 4,587,919 shares issued and outstanding (excluding 36,812,081 shares subject to possible redemption)	459	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding (1)	1,035	1,035
Additional paid-in capital	12,151,369	23,965
Accumulated deficit	(7,152,858)	(12,681)
Total shareholder’s equity	5,000,005	12,319
Total Liabilities and Shareholder’s Equity	$415,000,695	$463,162
(1)

The December 31, 2020 amount included up to 1,350,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 9, the full amount of the over-allotment was exercised resulting in no forfeiture of shares (See Note 4 and 6).

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Six Months Ended
	June 30,	June 30,
	2021	2021
General and administrative expenses	$161,073	$470,287
Administrative expenses - related party	45,000	75,000
Loss from operations	(206,073)	(545,287)

Other (expense) income:
Change in fair value of derivative warrant liabilities	(2,478,400)	(5,783,400)
Financing cost - derivative warrant liabilities	—	(821,170)
Income from investments held in Trust Account	6,292	9,680
Net loss	$(2,678,181)	$(7,140,177)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	41,400,000
Basic and diluted net income per ordinary share, Class A	$—	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,059,116
Basic and diluted net loss per ordinary share, Class B	$(0.26)	$(0.71)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Sale of units in initial public offering, less derivative liabilities for public warrants	41,400,000	4,140	—	—	399,919,860	—	399,924,000
Offering costs	—	—	—	—	(22,759,328)	—	(22,759,328)
Excess cash received over the fair value of the private warrants	—	—	—	—	3,084,000	—	3,084,000
Shares subject to possible redemption	(37,079,899)	(3,708)	—	—	(370,795,282)	—	(370,798,990)
Net loss	—	—	—	—	—	(4,461,996)	(4,461,996)
Balance - March 31, 2021 (unaudited)	4,320,101	$432	10,350,000	$1,035	$9,473,215	$(4,474,677)	$5,000,005
Shares subject to possible redemption	267,818	27	—	—	2,678,154	—	2,678,181
Net loss	—	—	—	—	—	(2,678,181)	(2,678,181)
Balance - June 30, 2021 (unaudited)	4,587,919	$459	10,350,000	$1,035	$12,151,369	$(7,152,858)	$5,000,005

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

CONDENSED STATEMENT OF CASH FLOWS

FOR THE SIX MONTHS ENDED

June 30, 2021(Unaudited)

Cash Flows from Operating Activities:
Net loss	$(7,140,177)
Adjustments to reconcile net loss to net cash used in operating activities:
Income from investments held in Trust Account	(9,680)
Change in fair value of derivative warrant liabilities	5,783,400
Financing cost - derivative warrant liabilities	821,170
Changes in operating assets and liabilities:
Prepaid expenses	(462,323)
Accounts payable	4,429
Accounts payable - related party	75,000
Accrued expenses	53,677
Net cash used in operating activities	(874,504)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(414,000,000)
Net cash used in investing activities	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	414,000,000
Proceeds from private placement	10,280,000
Repayment of notes payable to related party	(185,116)
Offering costs paid	(8,715,098)
Net cash provided by financing activities	415,379,786

Net change in cash	505,282

Cash - beginning of the period	6,410
Cash - end of the period	$511,692

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$85,000
Offering costs included in notes payable	$45,167
Deferred underwriting commissions in connection with the initial public offering	$14,490,000
Initial value of Class A ordinary shares subject to possible redemption	$374,284,560
Change in value of Class A ordinary shares subject to possible redemption	$(6,163,750)

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

As of June 30, 2021, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Shareholders”)with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Capital Resources

As of June 30, 2021, the Company had approximately $512,000 in its operating bank account and working capital of approximately $657,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $6,000 on February 9, 2021. On February 11, 2021, the Company paid the remaining balance of the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any other future period.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In further consideration of the guidance in Accounting Standards Codification (“ASC”) 815-40, Derivatives and Hedging — Contracts in Entity’s Own Equity (“ASC 815”), the Company concluded that a provision in the warrant agreement related to certain tender or exchange offers precludes the Warrants from being accounted for as components of equity. As the Warrants meet the definition of a derivative as contemplated in ASC 815, the Warrants should be recorded as derivative liabilities on the balance sheet and measured at fair value at inception (on the date of the Initial Public Offering) and at each reporting date in accordance with ASC 820, Fair Value Measurement, with changes in fair value recognized in the Statements of Operations in the period of change. As of a result of the reassessment, the Company identified an error in its accounting treatment for both its public and private warrants (Warrants) as presented in its audited balance sheet as of February 9, 2021 included in its Current Report on Form 8-K. The Warrants were reflected as a component of equity as opposed to liabilities on the balance sheet. Pursuant to Accounting Standards Codification (“ASC”) 250, Accounting Changes and Error Corrections issued by the Financial Accounting Standards Board (“FASB”) and Staff Accounting Bulletin 99, “Materiality”) (“SAB 99”) issued by the SEC, the Company determined the impact of the error was immaterial. The impact of the error correction is reflected in the unaudited condensed financial statements contained herein which resulted in a $21.3 million increase to the derivative warrant liabilities line item and offsetting decrease to the Class A ordinary share subject to possible redemption mezzanine equity line item, and an increase in additional paid-in capital of $0.8 million and decrease in retained earnings of $0.8 million, recorded as part of the activity in the three months ended March 31, 2021 as reported in the March 31, 2021 Form 10-Q. There would have been no change to total shareholder’s equity as reported.

Emerging Growth Company

The Company is an “emerging growth company,” as defined in Section 2(a) of the Securities Act, as modified by the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”), and it may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the independent registered public accounting firm attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of June 30, 2021 and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2021 and December 31, 2020.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statement of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximate the carrying amounts represented in the condensed balance sheets.

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

●	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;
●	Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying condensed statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged to shareholders’ equity. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 36,812,081 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheet.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2021 and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2021 and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

The Company’s condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary share outstanding for the period. Class B ordinary shares includes the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) initial public offering and (ii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Class A ordinary shares
Numerator: Income allocable to Class A ordinary shares
Income from investments held in Trust Account	$6,292	$9,680
Less: Company's portion available to be withdrawn to pay taxes	—	—
Net income attributable	$6,292	$9,680
Denominator: Weighted average Class A ordinary shares
Basic and diluted weighted average shares outstanding, Class A ordinary shares	41,400,000	41,400,000
Basic and diluted net income per share, Class A ordinary shares	$0.00	$0.00

Class B ordinary shares
Numerator: Net income (loss) minus net income allocable to Class A ordinary shares
Net income (loss)	$(2,678,181)	$(7,140,177)
Net income allocable to Class A ordinary shares	(6,292)	(9,680)
Net income (loss) attributable	$(2,684,473)	$(7,149,857)
Denominator: weighted average Class B ordinary shares
Basic and diluted weighted average shares outstanding, Class B ordinary shares	10,350,000	10,059,116
Basic and diluted net loss per share, Class B ordinary shares	$(0.26)	$(0.71)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Initial Shareholders will agree, subject to limited exceptions, not to transfer, assign or sell any of their Founder Shares until the earlier to occur of: (i) one year after the completion of the initial Business Combination or (ii) the date following the completion of the initial Business Combination on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the shareholders having the right to exchange their ordinary shares for cash, securities or other property. Notwithstanding the foregoing, if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after the initial Business Combination, the Founder Shares will be released from the lockup.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Agreement

Commencing on the date the Company’s securities are first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and six months ended June 30, 2021, the Company incurred approximately $45,000 and $75,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statement of operation as administrative expenses - related party. As of June 30, 2021, there was $75,000 in accounts payable – related party outstanding, as reflected in the accompanying unaudited condensed balance sheet.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Derivative Warrant Liabilities

As of June 30, 2021, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding. As of December 31, 2020, there were no warrants outstanding.

The Public Warrants will become exercisable at $11.50 per share on the later of (a) 30 days after the completion of the initial Business Combination or (b) 12 months from the closing of the Proposed Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the warrants and a current prospectus relating to them is available (or the Company permits holders to exercise their warrants on a cashless basis and such cashless exercise is exempt from registration under the Securities Act). The Company has agreed that as soon as practicable, but in no event later than 15 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th business day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act and, in the event the Company so elects, it will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Shareholders’ Equity

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were 4,587,919 and 0 Class A ordinary shares issued or outstanding, excluding 36,812,081 and 0 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. On September 7, 2020, the Company issued 14,375,000 Class B ordinary shares to the Sponsor. On January 20, 2021, the Sponsor returned 5,750,500 Founder Shares for no consideration. On February 4, 2021, the Company effected a share dividend of 1,725,000 Class B ordinary shares, resulting in an aggregate of 10,350,000 Class B ordinary shares outstanding. Up to 1,350,000 shares were subject to forfeiture to the Company for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders will collectively own 20% of the Company’s issued and outstanding ordinary shares after the Proposed Public Offering. On February 9, 2021, as the underwriters exercised the full amount of the over-allotment, there were 10,350,000 Class B ordinary shares issued and outstanding, with no shares subject to forfeiture.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,009,680	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrant	$18,009,000	$—	$—
Derivative warrant liabilities - Private warrant	$—	$—	$9,046,400

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as of March 31, 2021 as the Public Warrants starting trading on March 30, 2021.

Level 1 assets include investment in money market funds that invest solely in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers or similar sources to determine fair value of its investments.

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized in the statements of operations. At June 30, 2021, the fair value of the Public Warrants was measured using the public trading price as the Public Warrants started to trade prior to March 31, 2021. For the three and six months ended June 30, 2021, the Company recognized a total charge from an increase in the fair value of liabilities of approximately $2.5 million and $5.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for six months ended June 30, 2021 is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants - Level 3	21,272,000
Transfer of Public Warrants to Level 1 Measurement	(14,076,000)
Change in fair value of derivative warrant liabilities - Level 3	1,028,000
Derivative warrant liabilities at March 31, 2021 - Level 3	8,224,000
Change in fair value of derivative warrant liabilities - Level 3	822,400
Derivative warrant liabilities at June 30, 2021 - Level 3	$9,046,400

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding the Level 3 fair value measurements inputs as their measurement dates:

	As of February 9, 2021	As of March 31, 2021	As of June 30, 2021
Volatility	12.90%	12.70%	13.50%
Stock price	$9.66	$9.75	$9.70
Expected life of the options to convert	6.50	6.36	6.11
Risk-free rate	0.74%	1.25%	1.05%
Dividend yield	—%	—%	—%

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have occurred that would require adjustment or disclosures in the condensed financial statements.

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

Liquidity and Capital Resources

As of June 30, 2021, we had approximately $512,000 in our operating bank account, and working capital of approximately $657,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $6,000 on February 9, 2021. On February 11, 2021, we paid the remaining balance of the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 5). As of June 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended June 30, 2021, we had net loss of approximately $2.7 million which consisted of approximately $161,000 in general and administrative expenses, approximately $45,000 in general and administrative expenses for costs incurred with our Sponsor, and an approximate $2.5 million loss from change in fair value of warrant liabilities, which was partially offset by approximately $6,000 income from the investments held in the Trust Account.

For the six months ended June 30, 2021, we had net loss of approximately $7.1 million which consisted of approximately $470,000 in general and administrative expenses, approximately $75,000 in general and administrative expenses for costs incurred with our Sponsor, an approximately $5.8 million loss from change in fair value of warrant liabilities, and approximately $0.8 million of financing costs - derivative warrant liabilities, which was partially offset by approximately $10,000 of income from investments held in the Trust Account.

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

For the three and six months ended June 30, 2021, we incurred approximately $45,000 and $75,000 in general and administrative expenses, respectively in the accompanying unaudited condensed statements of operations.

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

Underwriting Agreement

We granted the underwriters a 45-day option from the final prospectus relating to the Initial Public Offering to purchase up to 5,400,000 additional Units to cover over-allotments, if any, at the Initial Public Offering price less the underwriting discounts and commissions. On February 9, 2021, the underwriters fully exercised their over-allotment option.

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Shares of Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Shares of conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, shares of Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, at June 30, 2021, 36,812,081 shares of Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheet.

Net Income (Loss) per Ordinary Share

Our condensed statements of operations include a presentation of net income (loss) per share for Class A ordinary shares subject to redemption in a manner similar to the two-class method of net income (loss) per share. Net income per share, basic and diluted for Class A ordinary shares is calculated by dividing the income earned on the Trust Account, by the weighted average number of Class A ordinary shares outstanding for the periods. Net loss per share, basic and diluted for Class B ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A ordinary shares, by the weighted average number of Class B ordinary share outstanding for the period. Class B ordinary shares includes the Founder Shares as these ordinary shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) IPO and (ii) Private Placement since the exercise price of the warrants is in excess of the average common stock price for the period and therefore the inclusion of such warrants would be anti-dilutive under the treasury stock method.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

We have corrected the accounting for the warrants beginning in the March 31, 2021 Quarterly Report on Form 10-Q. The effect of the revision on specific line has been discussed in the Notes to unaudited condensed Financial Statements.

Evaluation of Disclosure Controls and Procedures

In connection with the revision of our February 9, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities. Due solely to the events that led to our revision, management has made changes in internal controls related to the accounting for warrants issued in connection with our initial public offering. In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the three months ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Changes in Internal Control over Financial Reporting

Other than as described herein, there was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

As of the date of this Quarterly Report on Form 10-Q, there have been no material changes to the risk factors disclosed in our Rule 424(b)(4) Prospectus filed with the SEC on February 8, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures.

Not applicable.

Item 5.    Exhibits.

Exhibit Number	Description
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

Dated: August 5, 2021	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)