Form 10-Q
period 2021-09-30
HH&L Acquisition Co.
filed 2021-11-12
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ◻  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 12, 2021, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

HH&L ACQUISITION CO.

Form 10-Q

For the Three and Nine Months Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	2
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	2
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from September 4, 2020 (inception) through September 30, 2020 (Unaudited)	3
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine months Ended September 30, 2021 and for the period from September 4, 2020 (inception) through September 30, 2020 (Unaudited)	4
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 4, 2020 (inception) through September 30, 2020 (Unaudited)	5
	Notes to Unaudited Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24
Item 4.	Controls and Procedures	24
PART II. OTHER INFORMATION		25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Exhibits	25

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

HH&L ACQUISITION CO.

CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$475,056	$6,410
Prepaid expenses	396,375	17,000
Total current assets	871,431	23,410
Deferred offering costs	—	439,752
Investments held in Trust Account	414,016,040	—
Total Assets	$414,887,471	$463,162

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit):
Current liabilities:
Accounts payable	$117,263	$116,374
Accrued expenses	239,332	194,520
Accounts payable - related party	120,000	—
Note payable - related party	—	139,949
Total current liabilities	476,595	450,843
Derivative warrant liabilities	14,250,800	—
Deferred underwriting commissions	14,490,000	—
Total liabilities	29,217,395	450,843

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 500,000,000 shares authorized; 41,400,000 and 0 shares at $10.00 per share, respectively	414,000,000	—

Shareholder’s Equity (Deficit):
Preferred shares, $0.0001 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; none issued and outstanding (excluding 41,400,000 shares subject to possible redemption) as of September 30, 2021 and December 31, 2020	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at September 30, 2021 and December 31, 2020 (1)	1,035	1,035
Additional paid-in capital	—	23,965
Accumulated deficit	(28,330,959)	(12,681)
Total shareholder’s equity (deficit)	(28,329,924)	12,319
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Equity (Deficit)	$414,887,471	$463,162
(1)

The December 31, 2020, amount included up to 1,350,000 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 9, the full amount of the over-allotment was exercised resulting in no forfeiture of shares.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended	For the Nine Months Ended	For the Period From
	September 30,	September 30,	September 4, 2020 (inception)
	2021	2021	through September 30, 2020
General and administrative expenses	$216,699	$686,986	$9,347
Administrative expenses - related party	45,000	120,000	—
Loss from operations	(261,699)	(806,986)	(9,347)

Other (expense) income:
Change in fair value of derivative warrant liabilities	12,804,600	7,021,200	—
Financing cost - derivative warrant liabilities	—	(821,170)	—
Income from investments held in Trust Account	6,360	16,040	—
Net income (loss)	$12,549,261	5,409,084	(9,347)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	35,485,714	—
Basic and diluted net income per ordinary share, Class A	$0.24	$0.12	$—
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,157,143	9,000,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.24	$0.12	$(0.00)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Excess cash received over the fair value of the private warrants	—	—	—	—	3,084,000	—	3,084,000
Accretion to Class A ordinary share redemption amount	—	—	—	—	(3,107,965)	(33,727,362)	(36,835,327)
Net loss	—	—	—	—	—	(4,461,996)	(4,461,996)
Balance - March 31, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(38,202,039)	$(38,201,004)
Net loss	—	—	—	—	—	(2,678,181)	(2,678,181)
Balance - June 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(40,880,220)	$(40,879,185)
Net income	—	—	—	—	—	12,549,261	12,549,261
Balance - September 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(28,330,959)	$(28,329,924)

	For The Period From September 4, 2020 (inception) through September 30,2020
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - September 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(9,347)	(9,347)
Balance - September 30, 2020 (unaudited)	—	$—	10,350,000	$1,035	$23,965	$(9,347)	$15,653
(1)	This number included up to 1,350,000 shares of Class B ordinary share subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 9, 2021, the underwriters fully exercised the over-allotment; thus, no shares subject to forfeiture.

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

CONDENSED STATEMENT OF CASH FLOWS

		For the Period From
	For the Nine Months Ended	September 4, 2020
	September 30,	(inception) through
	2021	September 30, 2020
Cash Flows from Operating Activities:
Net income (loss)	$5,409,084	$(9,347)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(16,040)	—
Change in fair value of derivative warrant liabilities	(7,021,200)	—
Financing cost - derivative warrant liabilities	821,170	—
Changes in operating assets and liabilities:
Prepaid expenses	(379,375)	(653)
Accounts payable	889
Accounts payable - related party	120,000	—
Accrued expenses	154,332	—
Net cash used in operating activities	(911,140)	(10,000)

Cash Flows from Investing Activities:
Principal deposited in Trust Account	(414,000,000)	—
Net cash used in investing activities	(414,000,000)	—

Cash Flows from Financing Activities:
Proceeds from note payable to related party	—	10,000
Proceeds received from initial public offering, gross	414,000,000	—
Proceeds from private placement	10,280,000	—
Repayment of notes payable to related party	(185,116)	—
Offering costs paid	(8,715,098)	—
Net cash provided by financing activities	415,379,786	10,000.00

Net change in cash	468,646	—

Cash - beginning of the period	6,410	—
Cash - end of the period	$475,056	$—

Supplemental disclosure of noncash investing and financing activities:
Deferred offering costs included in accrued expenses	$85,000	$—
Deferred offering costs included in accounts payable	$—	$116,374
Deferred offering costs included in notes payable	$45,167	$107,350
Deferred underwriting commissions in connection with the initial public offering	$14,490,000	$—
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$17,000
Deferred offering costs paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$8,000

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

As of September 30, 2021, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Shareholders”)with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares have been classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Liquidity and Capital Resources

As of September 30, 2021, the Company had approximately $475,000 in its operating bank account and working capital of approximately $389,000.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid approximately $6,000 on February 9, 2021. On February 11, 2021, the Company paid the remaining balance of the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the SEC. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the periods presented. Operating results for the period for the three and nine months ended

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2021, and for the period from September 4, 2020 (inception) through September 30, 2020, are not necessarily indicative of the results that may be expected through December 31, 2021.

Revision to Previously Reported Financial Statements

In preparation of the Company’s unaudited condensed financial statements as of and for quarterly period ended September 30, 2021, the Company concluded it should revise its financial statements to classify all Class A ordinary share subject to possible redemption in temporary equity. In accordance with the SEC and its staff’s guidance on redeemable equity instruments, ASC 480, paragraph 10-S99, redemption provisions not solely within the control of the Company require ordinary share subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary share in permanent equity, or total shareholders’ equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that, the Company will not redeem its public shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable share classified as temporary equity as part of net tangible assets. Effective with these financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. Accordingly, effective with this filing, the Company presents all redeemable Class A ordinary share as temporary equity and recognizes accretion from the initial book value to redemption value at the time of its Initial Public Offering and in accordance with ASC 480. The change in the carrying value of the redeemable shares of Class A ordinary share at the Initial Public Offering resulted in a decrease of approximately $6.0 million in additional paid-in capital and an increase of approximately $33.7 million to accumulated deficit, as well as a reclassification of 3,971,544 shares of Class A ordinary share from permanent equity to temporary equity. The Company will present this revision in a prospective manner in all future filings. Under this approach, the previously issued financial statement included as an exhibit to the Company’s Form 8-K filed with the SEC on February 16, 2021, and Form 10-Qs will not be amended, but historical amounts presented in the current and future filings will be recast to be consistent with the current presentation, and an explanatory footnote will be provided.

The impact of the revision to the unaudited condensed balance sheets as of March 31, 2021, and June 30, 2021, is a reclassification of $43.2 million and $45.9 million, respectively, from total shareholders’ equity to Class A ordinary share subject to possible redemption. There is no impact to the reported amounts for total assets, total liabilities, cash flows, net income (loss), or the net income (loss) per share. In connection with the change in presentation for the Class A ordinary share subject to possible redemption, the Company has revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares share pro rata in the income and losses of the Company.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of September 30, 2021, and December 31, 2020, the Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2021, and December 31, 2020.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed balance sheets.

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

Derivative Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying condensed statement of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the shares of Class A ordinary share upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets. There was no Class A ordinary share issued or outstanding at December 31,2020.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2021, and December 31, 2020. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2021, and December 31, 2020. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 shares of ordinary share in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

					For the Period From September 4,
	For the Three Months Ended		For the Nine Months Ended		2020 (inception) through September
	September 30, 2021		September 30, 2021		30, 2020
	Class A	Class B	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$10,039,409	$2,509,852	$4,205,372	$1,203,712	$—	$(9,347)
Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	35,485,714	10,157,143	$—	9,000,000
Basic and diluted net income (loss) per ordinary share	$0.24	$0.24	$0.12	$0.12	$—	$(0.00)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021 and December 31, 2020, the Company had no borrowings under the Working Capital Loans.

Administrative Service Agreement

Commencing on the date the Company’s securities are first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three and nine months ended September 30, 2021, the Company incurred approximately $45,000, $120,000 in administrative expenses under the agreement, which is recognized in the accompanying unaudited condensed statement of operation as administrative expenses - related party. As of September 30, 2021, there was $120,000 in accounts payable – related party outstanding, as reflected in the accompanying unaudited condensed balance sheet.

Note 5 — Commitments and Contingencies

Registration and Shareholder Rights

The holders of (i) Founder Shares, (ii) Private Placement Warrants (and the Class A ordinary shares underlying such Private Placement Warrants), and (iii) private placement warrants that may be issued upon conversion of Working Capital Loans are entitled to registration

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 6 — Derivative Warrant Liabilities

As of September 30, 2021, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding. As of December 31, 2020, there were no warrants outstanding.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Note 7 — Class A Ordinary Share Subject to Possible Redemption

The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary share with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of September 30, 2021, there were 41,400,000 shares of Class A ordinary share outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheet.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Class A ordinary share subject to possible redemption reflected on the condensed balance sheet is reconciled on the following table:

Gross Proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Class A ordinary share issuance costs	(22,759,327)
Plus:
Accretion of carrying value to redemption value	36,835,327
Class A ordinary share subject to possible redemption	$414,000,000

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2021, there were 41,400,000 shares of Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (See Note 7). As of December 31, 2020, there were no shares of Class A ordinary shares issued or outstanding.

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

The Class B ordinary shares will automatically convert into Class A ordinary shares concurrently with or immediately following the consummation of the initial Business Combination on a one-for-one basis, subject to adjustment for share splits, share capitalizations, reorganizations, recapitalizations and the like, and subject to further adjustment as provided herein. In the case that additional Class A ordinary shares or equity-linked securities are issued or deemed issued in connection with the initial Business Combination, the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, 20% of the total number of Class A ordinary shares outstanding after such conversion (after giving effect to any redemptions of Class A ordinary shares by Public Shareholders), including the total number of Class A ordinary shares issued, or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, or to be issued, to any seller in the initial Business Combination and any Private Placement Warrants issued to the Sponsor, officers or directors upon conversion of Working Capital Loans; provided that such conversion of Founder Shares will never occur on a less than one-for-one basis

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9 — Fair Value Measurements

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2021
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,016,040	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrant	$9,522,000	$—	$—
Derivative warrant liabilities - Private warrant	$—	$—	$4,728,800

As of December 31, 2020, there were no assets or liabilities that were measured at fair value on a recurring basis.

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement as of March 31, 2021, as the Public Warrants starting trading on March 30, 2021.

Level 1 assets include investment in money market funds that invest solely in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers or similar sources to determine fair value of its investments.

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized in the statements of operations. On September 30, 2021, the fair value of the Public Warrants was measured using the public trading price as the Public Warrants started to trade prior to March 31, 2021. For the three and nine months ended September 30, 2021, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $12.8 million, and $7.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for three and nine months ended September 30, 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants - Level 3	21,272,000
Transfer of Public Warrants to Level 1 Measurement	(14,076,000)
Change in fair value of derivative warrant liabilities - Level 3	1,028,000
Derivative warrant liabilities at March 31, 2021 - Level 3	$8,224,000
Change in fair value of derivative warrant liabilities - Level 3	822,400
Derivative warrant liabilities at June 30, 2021 - Level 3	$9,046,400
Change in fair value of derivative warrant liabilities - Level 3	(4,317,600)
Derivative warrant liabilities at September 30, 2021 - Level 3	$4,728,800

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	As of February 9, 2021	As of March 31, 2021	As of June 30, 2021	As of September 30, 2021
Volatility	12.90%	12.70%	13.50%	9.00%
Stock price	$9.66	$9.75	$9.70	$9.72
Expected life of the options to convert	6.50	6.36	6.11	5.86
Risk-free rate	0.74%	1.25%	1.05%	1.12%
Dividend yield	—%	—%	—%	—%

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the condensed financial statements.

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

Liquidity and Capital Resources

As of September 30, 2021, we had approximately $475,000 in our operating bank account, and working capital of approximately $389,000.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover for certain expenses on our behalf in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid approximately $6,000 on February 9, 2021. On February 11, 2021, we paid the remaining balance of the Note. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans (see Note 5). As of September 30, 2021, there were no amounts outstanding under any Working Capital Loan.

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

Results of Operations

Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering and since the Initial Public Offering a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the three months ended September 30, 2021, we had an income of approximately $12.5 million, which consisted of approximately $12.8 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $6,000 of income from investments held in Trust Account, offset by approximately $223,000 of general and administrative expenses, and $45,000 of general and administrative expenses – related party.

For the nine months ended September 30, 2021, we had an income of approximately $5.4 million, which consisted of approximately $7.0 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $16,000 of income from investments held in Trust Account, offset by approximately $693,000 of general and administrative expenses, $120,000 of general and administrative expenses – related party and approximately $821,000 of financing costs – derivative warrant liabilities.

For the period from September 4, 2020 (inception) through September 30, 2020, we had a net loss of approximately $10,000 consisting solely of general and administrative expenses.

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

For the three and nine months ended September 30, 2021, we incurred approximately $45,000 and $120,000 in general and administrative expenses – related party, respectively in the accompanying unaudited condensed statements of operations.

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

Critical Accounting Policies

Derivative Warrant Liabilities

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets. There was no Class A ordinary share issued or outstanding on December 31, 2020.

Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per share is calculated by dividing the net income (loss) by the weighted average shares of ordinary share outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 shares of ordinary share in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. As a result, diluted net income (loss) per share is the same as basic net income (loss) per share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

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

Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements

Off-Balance Sheet Arrangements

As of September 30, 2021, and December 31, 2020, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2021.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. The material weakness discussed below was remediated during the quarter ended September 30, 2021.

Remediation of a Material Weakness in Internal Control over Financial Reporting

We recognize the importance of the control environment as it sets the overall tone for the Company and is the foundation for all other components of internal control. Consequently, we designed and implemented remediation measures to address the material weakness previously identified in the second quarter of 2021 and enhanced our internal control over financial reporting. In light of the material weakness, we enhanced our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our condensed consolidated financial statements, including providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The foregoing actions, which we believe remediated the material weakness in internal control over financial reporting, were completed as of June 30, 2021 and remained effective through September 30, 2021.

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

Dated: November 12, 2021	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)