Form 10-Q/A
period 2021-09-30
HH&L Acquisition Co.
filed 2021-12-20
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

As of November 12, 2021, 41,400,000 Class A ordinary shares, par value $0.0001 per share, and 10,350,000 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding.

EXPLANATORY NOTE

References throughout this Amendment No. 1 to the Quarterly Report on Form 10-Q to “we,” “us,” the “Company” or “our company” are to HH&L Acquisition Corporation, unless the context otherwise indicates.

This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of HH&L Acquisition Corporation as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021.

On November 12, 2021, HH&L Acquisition Corporation (the “Company”) filed its Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 2021 Form 10-Q”), which included a section within Note 2, Revision to Previously Reported Financial Statements, that described a revision to the Company’s classification of its Class A ordinary shares subject to redemption issued as part of the units sold in the Company’s initial public offering (“IPO”) on February 9, 2021. As described in Note 2, upon its IPO, the Company classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that the Company will consummate its initial business combination only if the Company has net tangible assets of at least $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets. The Company revised this interpretation to include temporary equity in net tangible assets. As a result, management corrected the error by reclassifying all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company revised its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

The Company determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate its financial statements. Instead, the Company revised its previously reported financial statements in Note 2 to its Q3 2021 Form 10-Q. Although the qualitative factors that management assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, the Company determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it should restate its previously issued financial statements.

Therefore, on November 30, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 5, 2021, and (iii) Note 2 to the unaudited interim financial statements and Item 4 of Part 1 included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC November 12, 2021, (collectively, the “Affected Periods”), should be restated to report all Public Shares as temporary equity and should no longer be relied upon.

As such, the Company will restate its financial statements for the Affected Periods in this Quarterly Report on Form 10-Q/A, for the unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021, and September 30, 2021.

The restatement did not have any impact on its cash position and cash held in the trust account established in connection with the IPO.

After re-evaluation, the Company’s management has concluded that in light of the errors described above, a material weakness existed in the Company’s internal control over financial reporting during the Affected Periods and that the Company’s disclosure controls and procedures were not effective. The Company’s remediation plan with respect to such material weakness is described in more detail in Item 4 of the Q3 2021 Form 10-Q.

HH&L ACQUISITION CO.

Form 10-Q

For the Three and Nine Months Ended September 30, 2021

		Page
PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements (Unaudited)	3
	Condensed Balance Sheets as of September 30, 2021 (Unaudited) and December 31, 2020	3
	Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2021 and for the period from September 4, 2020 (inception) through September 30, 2020 (Unaudited)	4
	Condensed Statements of Changes in Shareholders’ Equity (Deficit) for the Three and Nine months Ended September 30, 2021 and for the period from September 4, 2020 (inception) through September 30, 2020 (Unaudited)	5
	Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2021 and for the period from September 4, 2020 (inception) through September 30, 2020 (Unaudited)	6
	Notes to Unaudited Condensed Financial Statements (as restated)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures (as restated)	28
PART II. OTHER INFORMATION		30
Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Exhibits	30

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

HH&L ACQUISITION CO.

CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

	For the Three and Nine months ended September 30, 2021
	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Excess cash received over the fair value of the private warrants	—	—	—	—	3,084,000	—	3,084,000
Accretion to Class A ordinary share redemption amount	—	—	—	—	(3,107,965)	(33,727,362)	(36,835,327)
Net loss	—	—	—	—	—	(4,461,996)	(4,461,996)
Balance - March 31, 2021 (unaudited), as restated	—	$—	10,350,000	$1,035	$—	$(38,202,039)	$(38,201,004)
Net loss	—	—	—	—	—	(2,678,181)	(2,678,181)
Balance - June 30, 2021 (unaudited), as restated	—	$—	10,350,000	$1,035	$—	$(40,880,220)	$(40,879,185)
Net income	—	—	—	—	—	12,549,261	12,549,261
Balance - September 30, 2021 (unaudited)	—	$—	10,350,000	$1,035	$—	$(28,330,959)	$(28,329,924)

	For The Period From September 4, 2020 (inception) through September 30,2020
	Ordinary Shares						Total
	Class A		Class B		Additional Paid-In	Accumulated	Shareholder’s
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - September 4, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor (1)	—	—	10,350,000	1,035	23,965	—	25,000
Net loss	—	—	—	—	—	(9,347)	(9,347)
Balance - September 30, 2020 (unaudited)	—	$—	10,350,000	$1,035	$23,965	$(9,347)	$15,653
(1)	This number included up to 1,350,000 shares of Class B ordinary share subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On February 9, 2021, the underwriters fully exercised the over-allotment; thus, no shares subject to forfeiture.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 2 — Summary of Significant Accounting Policies (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

September 30, 2021, and for the period from September 4, 2020 (inception) through September 30, 2020, are not necessarily indicative of the results that may be expected through December 31, 2021.

Restatement of Previously Issued Financial Statements

In preparation of the Company’s unaudited condensed financial statements for the quarterly period ended September 30, 2021, the Company concluded it should restate its previously issued financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity and restate its presenation of earnings per share. In accordance with the SEC and its staff’s guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company, require ordinary shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity. Although the Company did not specify a maximum redemption threshold, its charter currently provides that the Company will not redeem its Public Shares in an amount that would cause its net tangible assets to be less than $5,000,001. Previously, the Company did not consider redeemable shares classified as temporary equity as part of net tangible assets.  Effective with these condensed financial statements, the Company revised this interpretation to include temporary equity in net tangible assets. In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company has restated its earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation contemplates a Business Combination as the most likely outcome, in which case, both classes of shares participate pro rata in the income and losses of the Company.

In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements,” the Company evaluated the corrections and has determined that the related impact was material to the previously filed financial statements that contained the error, reported in the Company’s Form 8-K filed with the SEC on February 16, 2021 (the “Post-IPO Balance Sheet”) and the Company’s Form 10-Qs for the quarterly periods ended March 31, 2021, and June 30, 2021 (the “Affected Quarterly Periods”). Therefore, the Company, in consultation with its Audit Committee, concluded that the Affected Quarterly Periods should be restated to present all Class A ordinary shares subject to possible redemption as temporary equity and to recognize accretion from the initial book value to redemption value at the time of its Initial Public Offering. As such, the Company is reporting these restatements to those periods in this quarterly report.

The impact of the restatement on the unaudited condensed financial statements for the Affected Quarterly Periods is presented below.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of March 31, 2021:

As of March 31, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$415,335,049	$—	$415,335,049
Total liabilities	39,536,054	$—	$39,536,054
Class A ordinary shares subject to possible redemption	370,798,990	43,201,010	414,000,000
Preferred shares	—	—	—
Class A ordinary shares	432	(432)	—
Class B ordinary shares	1,035	—	1,035
Additional paid-in capital	9,473,215	(9,473,215)	—
Accumulated deficit	(4,474,677)	(33,727,363)	(38,202,040)
Total shareholders’ equity (deficit)	$5,000,005	$(43,201,010)	(38,201,005)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$415,335,049	$—	$415,335,049
Number of Class A ordinary shares subject to redemption	37,079,899	4,320,101	41,400,000
Number of non-redeemable Class A ordinary shares	4,320,101	(4,320,101)	—

The Company’s unaudited condensed statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited statement of cash flows for the three months ended March 31, 2021:

Three Months Ended March 31, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$395,556,560	$(395,556,560)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(24,757,570)	$24,757,570	$—

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed balance sheet as of June 30, 2021:

As of June 30, 2021 (unaudited)	As Reported	Adjustment	As Restated
Total assets	$415,000,695	$—	$415,000,695
Total liabilities	$41,879,880	$—	$41,879,880
Class A ordinary shares subject to possible redemption	368,120,810	45,879,190	414,000,000
Preferred shares	—	—	—
Class A ordinary shares	459	(459)	—
Class B ordinary shares	1,035	—	1,035
Additional paid-in capital	12,151,369	(12,151,369)	—
Accumulated deficit	(7,152,858)	(33,727,362)	(40,880,220)
Total shareholders’ equity (deficit)	$5,000,005	$(45,879,190)	$(40,879,185)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$415,000,695	$—	$415,000,695
Number of Class A ordinary shares subject to redemption	36,812,081	4,587,919	41,400,000
Number of non-redeemable Class A ordinary shares	4,587,919	(4,587,919)	—

The Company’s unaudited statement of shareholders’ equity has been restated to reflect the changes to the impacted shareholders’ equity accounts described above.

The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited condensed statement of cash flows for the six months ended June 30, 2021:

Six Months Ended June 30, 2021 (unaudited)
	As Reported	Adjustment	As Restated
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$374,284,560	$(374,284,560)	$—
Change in value of Class A ordinary shares subject to possible redemption	$(6,163,750)	$6,163,750	$—

The impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the Affected Quarterly Periods:

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended March 31, 2021 (unaudited)
Net loss	$(4,461,996)	$—	$(4,461,996)
Weighted average shares outstanding - Class A ordinary shares	41,400,000	(17,940,000)	23,460,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.13)	$(0.13)
Weighted average shares outstanding - Class B ordinary shares	9,765,000	—	9,765,000
Basic and diluted earnings per share - Class B ordinary shares	$(0.46)	$0.33	$(0.13)

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Three Months Ended June 30, 2021 (unaudited)
Net loss	$(2,678,181)	$—	$(2,678,181)
Weighted average shares outstanding - Class A ordinary shares	41,400,000	—	41,400,000
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.05)	$(0.05)
Weighted average shares outstanding - Class B ordinary shares	10,350,000	—	10,350,000
Basic and diluted earnings per share - Class B ordinary shares	$(0.26)	$0.21	$(0.05)

	Earnings Per Share
	As Reported	Adjustment	As Restated
Six Months Ended June 30, 2021 (unaudited)
Net loss	$(7,140,177)	$—	$(7,140,177)
Weighted average shares outstanding - Class A ordinary shares	41,400,000	(10,154,717)	31,245,283
Basic and diluted earnings per share - Class A ordinary shares	$—	$(0.17)	$(0.17)
Weighted average shares outstanding - Class B ordinary shares	10,059,116	(40,248)	10,018,868
Basic and diluted earnings per share - Class B ordinary shares	$(0.71)	$0.54	$(0.17)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount, which resulted in charges against additional paid-in capital (to the extent available) and accumulated deficit.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS (as restated)

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

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the condensed financial statements, other than the restatement discussed in Note 2.

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

In this Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 12, 2021 (the “Original Filing”) we are restating (i) our audited balance sheet as of February 9, 2021 (the "Post IPO Balance Sheet"), as initially reported as revised in the Company’s Form 10-Q for the quarterly period ended March 31, 2021 filed with the SEC on May 24, 2021 (“Q1 Form 10-Q”) and previously reported as revised in the Original Filing; (ii) unaudited interim financial statements for the quarterly period ended March 31, 2021, initially reported in the Q1 Form 10-Q and previously reported as revised in the Original Filing; and (iii) the unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 5, 2021 (collectively, the “Affected Periods”).

On November 12, 2021, we filed a Form 10-Q for the quarterly period ending September 30, 2021 (the “Q3 Form 10-Q”), which included a section within Note 2, Revision of Previously Reported Financial Statements, (“Note 2”) that describes a revision to our classification of its Class A ordinary shares subject to redemption issued as part of the units sold in our initial public offering (“IPO”) on January 22, 2021. As described in Note 2, upon its IPO, we classified a portion of the Class A ordinary shares as permanent equity to maintain net tangible assets greater than $5,000,000 on the basis that we will consummate our initial business combination only if we have net tangible assets of at least $5,000,001. Our management re-evaluated the conclusion and determined that the Class A ordinary shares subject to redemption included certain provisions that require classification of the Class A ordinary shares as temporary equity regardless of the minimum net tangible assets required to complete the Company’s initial business combination. As a result, we corrected the error by restating all Class A ordinary shares subject to redemption as temporary equity. This resulted in an adjustment to the initial carrying value of the Class A ordinary shares subject to possible redemption with the offset recorded to additional paid-in capital (to the extent available), accumulated deficit and Class A ordinary shares.

In connection with the change in presentation for the Class A ordinary shares subject to possible redemption, we also revised our earnings per share calculation to allocate income and losses shared pro rata between the two classes of shares. This presentation differs from the previously presented method of earnings per share, which was similar to the two-class method.

We determined the changes were not qualitatively material to the Company’s previously issued financial statements and did not restate our financial statements. Instead, we revised our previously financial statements in Note 2 to its Q3 Form 10-Q. Although the qualitative factors that we assessed tended to support a conclusion that the misstatements were not material, these factors were not strong enough to overcome the significant quantitative errors in the financial statements. The qualitative and quantitative factors support a conclusion that the misstatements are material on a quantitative basis. Management concluded that the misstatement was such of magnitude that it is probable that the judgment of a reasonable person relying upon the financial statements would have been influenced by the inclusion or correction of the foregoing items. As such, upon further consideration of the change, we determined the change in classification of the Class A ordinary shares and change to its presentation of earnings per share is material quantitatively and it we should restate its previously issued financial statements.

Therefore, on November 30, 2021, our management and the audit committee of our board of directors (the “Audit Committee”) concluded that our previously issued revision to the Affected Periods should be restated to report all Public Shares as temporary equity and should no longer be relied upon. As such, we have restated these financial statements for the Affected Periods.

The restatement does not have an impact on its cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).

After re-evaluation, our management has concluded that in light of the errors described above, a material weakness existed in our internal control over financial reporting during the Affected Periods and that our disclosure controls and procedures were not effective. For more information see Item 4 – Controls and Procedures, contained herein.

We have not amended our previously filed Quarterly Report on Form 10-Q for the periods affected by the restatement or our previously filed balance sheet, dated February 9, 2021, on Form 8-K. The financial information that has been previously filed or otherwise reported for these periods is superseded by the information in this Amendment No. 1, and the financial statements and related financial information contained in such previously filed reports should no longer be relied upon.

The restatement is more fully described in Note 2 of the notes to the financial statements included herein.

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

Under ASC 480-10-S99, the Company has elected to recognize changes in the redemption value immediately as they occur and adjust the carrying value of the security to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security.

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

Item 4.    Controls and Procedures (as restated)

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of certain complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain financial instruments. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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

Dated: December 20, 2021	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)