Form 10-Q
period 2022-03-31
HH&L Acquisition Co.
filed 2022-05-13
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

HH&L Acquisition Co.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40006	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 2001-2002, 20/F, York House The Landmark, 15 Queen’s Road Central Central, Hong Kong (Address Of Principal Executive Offices)	N/A (Zip Code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 13, 2022, the Registrant had 41,400,000 of its Class A Ordinary Shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended March 31, 2022

PART I. FINANCIAL INFORMATION

Item 1.Condensed Financial Statements

HH&L ACQUISITION CO.

CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$90,610	$399,935
Prepaid expenses	326,710	326,283
Total current assets	417,320	726,218
Investments held in Trust Account	414,057,680	414,023,891
Total Assets	$414,475,000	$414,750,109

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit:
Current liabilities:
Accounts payable	$311,198	$176,063
Accounts payable - related party	210,000	165,000
Accrued expenses	914,601	988,825
Total current liabilities	1,435,799	1,329,888
Derivative warrant liabilities	7,745,000	17,348,800
Deferred underwriting commissions	14,490,000	14,490,000
Total liabilities	23,670,799	33,168,688

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 41,400,000 and -0- shares at $10.00 per share as of March 31, 2022 and December 31, 2021	414,000,000	414,000,000

Shareholders' Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at March 31, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(23,196,834)	(32,419,614)
Total shareholders' deficit	(23,195,799)	(32,418,579)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders' Deficit	$414,475,000	$414,750,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2022	2021
General and administrative expenses	$369,809	$309,214
Administrative expenses - related party	45,000	30,000
Loss from operations	(414,809)	(339,214)

Other income (expenses):
Change in fair value of derivative warrant liabilities	9,603,800	(3,305,000)
Financing cost - derivative warrant liabilities	—	(821,170)
Income from investments held in Trust Account	33,789	3,388
Total other income (expenses)	9,637,589	(4,122,782)

Net income (loss)	$9,222,780	$(4,461,996)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	23,460,000
Basic and diluted net income (loss) per ordinary share, Class A	$0.18	$(0.13)
Basic weighted average shares outstanding of Class B ordinary shares	10,350,000	9,765,000
Diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000
Basic and diluted net income (loss) per ordinary share, Class B	$0.18	$(0.13)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three Months Ended March 31, 2022
					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders'
	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	10,350,000	$1,035	$—	$(32,419,614)	$(32,418,579)
Net income	—	—	—	9,222,780	9,222,780
Balance - March 31, 2022 (unaudited)	10,350,000	$1,035	$—	$(23,196,834)	$(23,195,799)

	For the Three Months Ended March 31, 2021
					Total
	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders'
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Excess cash received over the fair value of the private warrants	—	—	3,084,000	—	3,084,000
Accretion to Class A ordinary share redemption amount	—	—	(3,107,965)	(33,727,363)	(36,835,328)
Net loss	—	—	—	(4,461,996)	(4,461,996)
Balance - March 31, 2021 (unaudited)	10,350,000	$1,035	$—	$(38,202,040)	$(38,201,005)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$9,222,780	$(4,461,996)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(33,789)	(3,388)
Change in fair value of derivative warrant liabilities	(9,603,800)	3,305,000
Financing cost - derivative warrant liabilities	—	821,170
Changes in operating assets and liabilities:
Prepaid expenses	(427)	(540,441)
Accounts payable	135,135	223,322
Accounts payable - related party	45,000	30,000
Accrued expenses	(74,224)	14,358
Net cash used in operating activities	(309,325)	(611,975)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(414,000,000)
Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds from private placement	—	10,280,000
Repayment of notes payable to related party	—	(185,116)
Offering costs paid	—	(8,715,099)
Net cash provided by financing activities	—	415,379,785

Net change in cash	(309,325)	767,810

Cash - beginning of the period	399,935	6,410
Cash - end of the period	$90,610	$774,220

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in notes payable	$—	$45,167
Deferred underwriting commissions in connection with the initial public offering	$—	$14,490,000

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

As of March 31, 2022, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Additionally, pursuant to NYSE rules, any business combination must be approved by a majority of our independent directors until the 80% of net assets test described above is satisfied. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association which the Company will be adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

Going Concern Consideration

As of March 31, 2022, the Company had approximately $91,000 in its operating bank account and a working capital deficit of approximately $1.0 million.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. As such, the management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed.  The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of our management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2021, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limits of $250,000. As of March 31, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and the management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Use of Estimates

The preparation of financial statements in conformity with GAAP requires the management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting periods. Making estimates requires the management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of March 31, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying statement of operations. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of the shares of Class A ordinary share upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For The Three Months Ended March 31, 2022		For The Three Months Ended March 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss) - basic	$7,378,224	$1,844,556	$(3,150,592)	$(1,311,404)
Allocation of net income (loss) - diluted	$7,378,224	$1,844,556	$(3,096,079)	$(1,365,917)
Denominator:
Basic weighted average ordinary shares outstanding	41,400,000	10,350,000	23,460,000	9,765,000
Diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	23,460,000	10,350,000
Basic net income (loss) per ordinary share	$0.18	$0.18	$(0.13)	$(0.13)
Diluted net income (loss) per ordinary share	$0.18	$0.18	$(0.13)	$(0.13)

Recent Accounting Pronouncements

The management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statement.

Note 3 — Initial Public Offering

On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Administrative Service Agreement

Commencing on the date the Company’s securities were first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2022 and March 31, 2021, the Company incurred $45,000 and $30,000 of expenses in connection with such services, respectively, which are recognized in the accompanying statements of operations as administrative expenses - related party. As of March 31, 2022 and December 31, 2021, the Company recorded unpaid balance in connection with such services of $210,000 and $165,000 in accounts payable - related party outstanding, respectively, as reflected in the accompanying unaudited condensed balance sheets.

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

Risks and Uncertainties

The management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Note 6 — Derivative Warrant Liabilities

As of March 31, 2022 and December 31, 2021, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 — Class A Ordinary Share Subject to Possible Redemption

The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary share with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary share outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the balance sheet.

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

Note 8 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets (See Note 7).

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were 10,350,000 shares of Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

March 31, 2022

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,057,680	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$5,175,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$2,570,000

December 31, 2021

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,023,891	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$11,592,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$5,756,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement in March 2021, as the Public Warrants starting trading on March 30, 2021.

Level 1 assets include investment in money market funds that invest solely in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers or similar sources to determine fair value of its investments.

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized in the statements of operations. On March 31, 2022 and December 31, 2021, the fair value of the Public Warrants was measured using the public trading price. For the three months ended March 31, 2022 and 2021, the Company recognized a gain (loss) from a decrease (increase) in the fair value of liabilities of approximately $9.6 million and approximately $3.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs as of March 31, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800.00
Change in fair value of derivative warrant liabilities - Level 3	(3,186,800)
Derivative warrant liabilities at March 31, 2022 - Level 3	$2,570,000

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants - Level 3	21,272,000
Transfer of Public Warrants to Level 1 Measurement	(14,076,000)
Change in fair value of derivative warrant liabilities - Level 3	1,028,000
Derivative warrant liabilities at March 31, 2021 - Level 3	$8,224,000

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	March 31, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	4.30%	10.00%
Stock price	$9.79	$9.73
Expected life of the options to convert	5.36	5.61
Risk-free rate	2.39%	1.31%
Dividend yield	0%	0%

The primary significant unobservable input used in the fair value measurement of the Company's Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed financial statements.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “HH&L Acquisition Co.,” “HH&L Acquisition,” “our,” “us” or “we” refer to HH&L Acquisition Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is HH&L Investment Co., a Cayman exempted company (the “Sponsor”). The registration statement for our initial public offering (“IPO”) was declared effective on February 4, 2021. On February 9, 2021, we consummated our IPO of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions (see Note 5 to the accompanying unaudited condensed financial statements).

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.3 million (see Note 4 to the accompanying unaudited condensed financial statements).

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

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Additionally, pursuant to NYSE rules, any Business Combination must be approved by a majority of our independent directors until the 80% of net assets test described above is satisfied. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

If we are unable to complete a Business Combination within 24 months from the closing of the IPO, or February 9, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Going Concern Consideration

As of March 31, 2022, we had approximately $91,000 in our operating bank account and a working capital deficit of approximately $1.0 million.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” our management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. As such, our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing to meet its obligations through the time of liquidation; however no financing is currently committed.  The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.

Results of Operations

Our entire activity from inception to March 31, 2022 was in preparation for our formation and the IPO, and since the IPO, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.  We generate non-operating income from our investments held in the Trust Account funded by the proceeds of the IPO.

For the months ended March 31, 2022, we had a net income of approximately $9.2 million, which consisted of approximately $9.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $34,000 of income from investments held in Trust Account, offset by approximately $370,000 of general and administrative expenses and $45,000 of general and administrative expenses - related party.

For the months ended March 31, 2021, we had a net loss of approximately $4.5 million, which consisted of operation expenses of approximately $309,000 of general and administrative expenses and $30,000 of general and administrative expenses - related party, and approximately $3.3 million of non-operating losses resulting from the change in fair value of derivative warrant liabilities and approximately $821,000 of financing costs - derivative warrant liabilities, offset by and approximately $3,400 of income from investments held in Trust Account.

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the IPO, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.  For the three months ended March 31, 2022, we incurred $45,000 and $30,000 of expenses in connection with such services, respectively, which are recognized in the accompanying statements of operations as administrative expenses - related party. As of March 31, 2022 and December 31, 2021, we recorded unpaid balance in connection with such services of $210,000 and $165,000 in accounts payable - related party outstanding, respectively, as reflected in the accompanying unaudited condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements

Off-Balance Sheet Arrangements

As of March 31, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments issued by the Company was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s balance sheet as of February 9, 2021, and its interim financial statements for the quarters ended March 31, 2021, and June 30, 2021. Additionally, this material weakness could result in a misstatement of certain complex financial instruments and related accounts and disclosures that would result in a material misstatement of the financial statements that would not be prevented or detected on a timely basis.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

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

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. There have been no material changes from the risk factors previously disclosed in such filing.

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

Dated: May 13, 2022	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)