Form 10-Q
period 2022-06-30
HH&L Acquisition Co.
filed 2022-08-11
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, the Registrant had 41,400,000 of its Class A Ordinary Shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended June 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

HH&L ACQUISITION CO.

CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$11,309	$399,935
Prepaid expenses	232,193	326,283
Total current assets	243,502	726,218
Investments held in Trust Account	414,645,708	414,023,891
Total Assets	$414,889,210	$414,750,109

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$283,487	$176,063
Accounts payable - related party	255,000	165,000
Accrued expenses	1,502,616	988,825
Total current liabilities	2,041,103	1,329,888
Derivative warrant liabilities	5,266,600	17,348,800
Deferred underwriting commissions	14,490,000	14,490,000
Total liabilities	21,797,703	33,168,688

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 41,400,000 shares at $10.01 and $10.00 per share as of June 30, 2022 and December 31, 2021, respectively	414,545,708	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at June 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(21,455,236)	(32,419,614)
Total shareholders’ deficit	(21,454,201)	(32,418,579)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$414,889,210	$414,750,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$734,122	$161,073	$1,103,931	$470,287
Administrative expenses - related party	45,000	45,000	90,000	75,000
Loss from operations	(779,122)	(206,073)	(1,193,931)	(545,287)

Other income (expenses):
Change in fair value of derivative warrant liabilities	2,478,400	(2,478,400)	12,082,200	(5,783,400)
Financing cost - derivative warrant liabilities	—	—	—	(821,170)
Income from investments held in Trust Account	588,028	6,292	621,817	9,680
Total other income (expenses)	3,066,428	(2,472,108)	12,704,017	(6,594,890)

Net income (loss)	$2,287,306	$(2,678,181)	$11,510,086	$(7,140,177)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	41,400,000	41,400,000	31,245,283
Basic and diluted net income (loss) per ordinary share, Class A	$0.04	$(0.05)	$0.22	$(0.17)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000	10,350,000	10,018,868
Basic and diluted net income (loss) per ordinary share, Class B	$0.04	$(0.05)	$0.22	$(0.17)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Six Months Ended June 30, 2022
					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	10,350,000	$1,035	$—	$(32,419,614)	$(32,418,579)
Net income	—	—	—	9,222,780	9,222,780
Balance - March 31, 2022 (unaudited)	10,350,000	1,035	—	(23,196,834)	(23,195,799)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(545,708)	(545,708)
Net income	—	—	—	2,287,306	2,287,306
Balance - June 30, 2022 (unaudited)	10,350,000	$1,035	$—	$(21,455,236)	$(21,454,201)

	For the Three and Six Months Ended June 30, 2021
					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Excess cash received over the fair value of the private warrants	—	—	3,084,000	—	3,084,000
Accretion to Class A ordinary share redemption amount	—	—	(3,107,965)	(33,727,363)	(36,835,328)
Net loss	—	—	—	(4,461,996)	(4,461,996)
Balance - March 31, 2021 (unaudited)	10,350,000	1,035	—	(38,202,040)	(38,201,005)
Net loss	—	—	—	(2,678,181)	(2,678,181)
Balance - June 30, 2021 (unaudited)	10,350,000	$1,035	$—	$(40,880,221)	$(40,879,186)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$11,510,086	$(7,140,177)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Income from investments held in Trust Account	(621,817)	(9,680)
Change in fair value of derivative warrant liabilities	(12,082,200)	5,783,400
Financing cost - derivative warrant liabilities	—	821,170
Changes in operating assets and liabilities:
Prepaid expenses	94,090	(462,323)
Accounts payable	107,424	4,429
Accounts payable - related party	90,000	75,000
Accrued expenses	513,791	53,677
Net cash used in operating activities	(388,626)	(874,504)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(414,000,000)
Net cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds from private placement	—	10,280,000
Repayment of notes payable to related party	—	(185,116)
Offering costs paid	—	(8,715,098)
Net cash provided by financing activities	—	415,379,786

Net change in cash	(388,626)	505,282

Cash - beginning of the period	399,935	6,410
Cash - end of the period	$11,309	$511,692

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in notes payable	$—	$45,167
Deferred underwriting commissions in connection with the initial public offering	$—	$14,490,000

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

As of June 30, 2022, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

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

Going Concern Consideration

As of June 30, 2022, the Company had approximately $11,000 in its operating bank account and a working capital deficit of approximately $1.8 million.

The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4), a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4), and the proceeds from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 4). As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or an affiliate of the Sponsor certain of the Company’s officers and directors to meet its obligations through the time of liquidation; however no financing is currently committed.  The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of our management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of June 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and the management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Making estimates requires the management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which the management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these condensed financial statements is the determination of the fair value of the warrant liabilities. Accordingly, the actual results could differ significantly from those estimates.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per share for each class of ordinary share:

	For The Three Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$1,829,845	$457,461	$(2,142,545)	$(535,636)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income (loss) per ordinary share	$0.04	$0.04	$(0.05)	$(0.05)

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Six Months Ended June 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$9,208,069	$2,302,017	$(5,406,554)	$(1,733,623)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	31,245,283	10,018,868

Basic and diluted net income (loss) per ordinary share	$0.22	$0.22	$(0.17)	$(0.17)

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

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of the proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $1.5 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The terms of the warrants would be identical to those of the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, the Company had no borrowings under the Working Capital Loans.

Administrative Service Agreement

Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, the Company incurred $45,000 of expenses in connection with such services in each period, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. For the six months ended June 30, 2022 and 2021, the Company incurred $90,000 and $75,000 of expenses in connection with such services, respectively, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. As of June 30, 2022 and December 31, 2021, the Company recorded unpaid balance in connection with such services of $255,000 and $165,000 in accounts payable - related party outstanding, respectively, as reflected in the accompanying unaudited condensed balance sheets.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Derivative Warrant Liabilities

As of June 30, 2022 and December 31, 2021, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

The terms of the Private Placement Warrants are identical to those of the Public Warrants underlying the Units sold in the Initial Public Offering, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

Note 7 — Class A Ordinary Share Subject to Possible Redemption

The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary share with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary share outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary share subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,759,327)
Plus:
Accretion of carrying value to redemption value	36,835,327
Class A ordinary shares subject to possible redemption - December 31, 2021	414,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	545,708
Class A ordinary shares subject to possible redemption - June 30, 2022	$414,545,708

Note 8 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (See Note 7).

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

June 30, 2022

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,645,708	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$3,519,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$1,747,600

December 31, 2021

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,023,891	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$11,592,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$5,756,800

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized in the statements of operations. On June 30, 2022 and December 31, 2021, the fair value of the Public Warrants was measured using the public trading price. For the three months ended June 30, 2022 and 2021, the Company recognized a gain (loss) from a decrease (increase) in the fair value of liabilities of approximately $2.5 million and approximately $(2.5) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the six months ended June 30, 2022 and 2021, the Company recognized a gain (loss) from a decrease (increase) in the fair value of liabilities of approximately $12.1 million and approximately $(5.8) million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs as of June 30, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800
Change in fair value of derivative warrant liabilities - Level 3	(3,186,800)
Derivative warrant liabilities at June 30, 2022 - Level 3	$2,570,000
Change in fair value of derivative warrant liabilities - Level 3	(822,400)
Derivative warrant liabilities at June 30, 2022 - Level 3	$1,747,600

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants - Level 3	21,272,000
Transfer of Public Warrants to Level 1 Measurement	(14,076,000)
Change in fair value of derivative warrant liabilities - Level 3	1,028,000
Derivative warrant liabilities at March 31, 2021 - Level 3	8,224,000
Change in fair value of derivative warrant liabilities - Level 3	822,400
Derivative warrant liabilities at June 30, 2021 - Level 3	$9,046,400

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	June 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	1.7%	10.00%
Stock price	$9.82	$9.73
Expected life of the options to convert	5.45	5.61
Risk-free rate	2.97%	1.31%
Dividend yield	0%	0%

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Going Concern Consideration

As of June 30, 2022, we had approximately $11,000 in our operating bank account and a working capital deficit of approximately $1.8 million.

Our liquidity needs to date have been satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares, a loan of approximately $185,000 from our Sponsor pursuant to the Note, and the proceeds from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full in February 2021. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Company Working Capital Loans. As of June 30, 2022 and December 31, 2021, there were no amounts outstanding under any Working Capital Loan.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” our management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. As such, our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or an affiliate of our Sponsor certain of our officers and directors to meet our obligations through the time of liquidation; however no financing is currently committed.  The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception to June 30, 2022 was in preparation for our formation and the IPO, and since the IPO, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.  We generate non-operating income from our investments held in the Trust Account funded by the proceeds of the IPO.

For the three months ended June 30, 2022, we had a net income of approximately $2.3 million, which consisted of approximately $2.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $588,000 of income from investments held in Trust Account, offset by approximately $734,000 of general and administrative expenses and $45,000 of general and administrative expenses - related party.

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

For the six months ended June 30, 2022, we had a net income of approximately $11.5 million, which consisted of approximately $12.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $622,000 of income from investments held in Trust Account, offset by approximately $1.1 million of general and administrative expenses and $90,000 of general and administrative expenses - related party.

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

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the IPO, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2022 and 2021, we incurred $45,000 of expenses in connection with such services in each period, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. For the six months ended June 30, 2022 and 2021, we incurred $90,000 and $75,000 of expenses in connection with such services, respectively, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. As of June 30, 2022 and December 31, 2021, we recorded unpaid balance in connection with such services of $255,000 and $165,000 in accounts payable - related party outstanding, respectively, as reflected in the accompanying unaudited condensed balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2022, we were not subject to any market or interest rate risk. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2022. We previously identified a material weakness as of December 31, 2021 related to our control around the interpretation and accounting for certain complex features of our Class A ordinary shares that was not effectively designed or maintained. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. We designed and implemented new controls to remediate the control. We have expanded and improved our processes to ensure that the nuances of such transactions were effectively evaluated in the context of increasingly complex accounting standards. Based on the actions taken, as well as the evaluation of the design of the new controls, we concluded that the controls were operating effectively as of June 30, 2022. As a result, management concluded that the material weakness was remediated as of June 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting as the circumstances that led to the restatement of our financial statements described in this Quarterly Report on Form 10-Q had not yet been identified.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.    Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021, as filed with the SEC on March 30, 2022. There have been no material changes from the risk factors previously disclosed in such filing.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6.    Exhibits

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

Dated: August 11, 2022	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)