Form 10-Q
period 2022-09-30
HH&L Acquisition Co.
filed 2022-11-14
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

HH&L Acquisition Co.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-40006	N/A
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

Suite 2001-2002, 20/F, York House The Landmark, 15 Queen’s Road Central Central, Hong Kong	N/A
(Address Of Principal Executive Offices)	(Zip Code)

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

As of November 14, 2022, the Registrant had 41,400,000 of its Class A Ordinary Shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended September 30, 2022

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Financial Statements

HH&L ACQUISITION CO.

CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$293,137	$399,935
Prepaid expenses	137,676	326,283
Total current assets	430,813	726,218
Investments held in Trust Account	416,517,794	414,023,891
Total Assets	$416,948,607	$414,750,109

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$135,297	$176,063
Accounts payable - related party	300,000	165,000
Accrued expenses	2,733,810	988,825
Working capital loan - related party	500,000	—
Total current liabilities	3,669,107	1,329,888
Derivative warrant liabilities	929,400	17,348,800
Deferred underwriting commissions	14,490,000	14,490,000
Total liabilities	19,088,507	33,168,688

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 41,400,000 shares at approximately $10.06 and $10.00 per share as of September 30, 2022 and December 31, 2021, respectively	416,417,794	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at September 30, 2022 and December 31, 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(18,558,729)	(32,419,614)
Total shareholders’ deficit	(18,557,694)	(32,418,579)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$416,948,607	$414,750,109

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$1,395,693	$216,699	$2,499,624	$686,986
Administrative expenses - related party	45,000	45,000	135,000	120,000
Loss from operations	(1,440,693)	(261,699)	(2,634,624)	(806,986)

Other income (expenses):
Change in fair value of derivative warrant liabilities	4,337,200	12,804,600	16,419,400	7,021,200
Financing cost - derivative warrant liabilities	—	—	—	(821,170)
Income from investments held in Trust Account	1,872,086	6,360	2,493,903	16,040
Total other income (expenses)	6,209,286	12,810,960	18,913,303	6,216,070

Net income	$4,768,593	$12,549,261	$16,278,679	$5,409,084

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	41,400,000	41,400,000	35,485,714
Basic and diluted net income per ordinary share, Class A	$0.09	$0.24	$0.31	$0.12
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000	10,350,000	10,157,143
Basic and diluted net income per ordinary share, Class B	$0.09	$0.24	$0.31	$0.12

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

	For the Three and Nine Months Ended September 30, 2022
					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	10,350,000	$1,035	$—	$(32,419,614)	$(32,418,579)
Net income	—	—	—	9,222,780	9,222,780
Balance - March 31, 2022 (unaudited)	10,350,000	1,035	—	(23,196,834)	(23,195,799)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(545,708)	(545,708)
Net income	—	—	—	2,287,306	2,287,306
Balance - June 30, 2022 (unaudited)	10,350,000	1,035	—	(21,455,236)	(21,454,201)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(1,872,086)	(1,872,086)
Net income	—	—	—	4,768,593	4,768,593
Balance - September 30, 2022 (unaudited)	10,350,000	$1,035	$—	$(18,558,729)	$(18,557,694)

	For the Three and Nine Months Ended September 30, 2021
					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Excess cash received over the fair value of the private warrants	—	—	3,084,000	—	3,084,000
Accretion to Class A ordinary share redemption amount	—	—	(3,107,965)	(33,727,363)	(36,835,328)
Net loss	—	—	—	(4,461,996)	(4,461,996)
Balance - March 31, 2021 (unaudited)	10,350,000	1,035	—	(38,202,040)	(38,201,005)
Net loss	—	—	—	(2,678,181)	(2,678,181)
Balance - June 30, 2021 (unaudited)	10,350,000	1,035	—	(40,880,221)	(40,879,186)
Net income	—	—	—	12,549,261	12,549,261
Balance - September 30, 2021 (unaudited)	10,350,000	1,035	—	(28,330,960)	(28,329,925)

The accompanying notes are an integral part of these unaudited condensed financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$16,278,679	$5,409,084
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(2,493,903)	(16,040)
Change in fair value of derivative warrant liabilities	(16,419,400)	(7,021,200)
Financing cost - derivative warrant liabilities	—	821,170
Changes in operating assets and liabilities:
Prepaid expenses	188,607	(379,375)
Accounts payable	(40,766)	889
Accounts payable - related party	135,000	120,000
Accrued expenses	1,744,985	154,332
Net cash used in operating activities	(606,798)	(911,140)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(414,000,000)
Cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	500,000	—
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds from private placement	—	10,280,000
Repayment of notes payable to related party	—	(185,116)
Offering costs paid	—	(8,715,098)
Net cash provided by financing activities	500,000	415,379,786

Net change in cash	(106,798)	468,646

Cash - beginning of the period	399,935	6,410
Cash - end of the period	$293,137	$475,056

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in notes payable	$—	$45,167
Deferred underwriting commissions in connection with the initial public offering	$—	$14,490,000

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

As of September 30, 2022, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Initial Public Offering and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that the Company will be able to complete a Business Combination successfully. The Company must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Additionally, pursuant to NYSE rules, any business combination must be approved by a majority of our independent directors until the 80% of net assets test described above is satisfied. However, the Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination within 24 months from the closing of the Initial Public Offering, or February 9, 2023 (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment. If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

Liquidity and Going Concern Consideration

As of September 30, 2022, the Company had approximately $293,000 in its operating bank account and a working capital deficit of approximately $2.7 million exclusive of working capital loan- related party.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4) and a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Note was repaid in full in February 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans (as defined in Note 4). As of September 30, 2022 and December 31, 2021, there were $500,000 and $0 outstanding under the Working Capital Loans.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or an affiliate of the Sponsor certain of the Company’s officers and directors to meet its obligations through the time of liquidation. The unaudited condensed financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of our management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limits of $250,000. As of September 30, 2022 and December 31, 2021, the Company has not experienced losses on these accounts and the management believes the Company is not exposed to significant risks on such accounts.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying unaudited condensed statements of operations. Offering costs allocated to the Class A ordinary shares were charged against the carrying value of the shares of Class A ordinary share upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s balance sheets.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2022 and December 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. Net income per share is calculated by dividing the net income by the weighted average shares of ordinary share outstanding for the respective period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 shares of ordinary share in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For The Three Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,814,874	$953,719	$10,039,409	$2,509,852

Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	41,400,000	10,350,000

Basic and diluted net income per ordinary share	$0.09	$0.09	$0.24	$0.24

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For The Nine Months Ended September 30,
	2022		2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$13,022,943	$3,255,736	$4,205,373	$1,203,712

Denominator:
Basic and diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	35,485,714	10,157,143

Basic and diluted net income per ordinary share	$0.31	$0.31	$0.12	$0.12

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

Promissory Note - Related Party

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

Working Capital Loans

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

On September 15, 2022, the Company issued an unsecured convertible promissory note to its Sponsor, pursuant to which the Company may borrow up to $500,000 (the “working capital loan - related party”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The working capital loan - related party will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of the initial Business Combination unless accelerated upon the occurrence of an Event of Default (as defined under the unsecured convertible promissory note), which includes failure by the Company to make required payments under the unsecured convertible promissory note and bankruptcy of the Company. As of September 30, 2022 and December 31, 2021, there were $500,000 and $0, respectively, outstanding under Working Capital Loan, reflected as working capital loan - related party on the accompanying condensed balance sheets.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Administrative Service Agreement

Commencing on the date the Company’s securities were first listed on the New York Stock Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, the Company incurred $45,000 of expenses in connection with such services in each period, which were recognized in the accompanying unaudited condensed statements of operations as administrative expenses - related party. For the nine months ended September 30, 2022 and 2021, the Company incurred $135,000 and $120,000 of expenses in connection with such services, respectively, which were recognized in the accompanying unaudited condensed statements of operations as administrative expenses - related party. As of September 30, 2022 and December 31, 2021, the Company’s unpaid balance in connection with such services was $300,000 and $165,000, respectively, and is included in accounts payable - related party on the accompanying condensed balance sheets.

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

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Derivative Warrant Liabilities

As of September 30, 2022 and December 31, 2021, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 — Class A Ordinary Share Subject to Possible Redemption

The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary share with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary share outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets.

The Class A ordinary shares subject to possible redemption reflected on the balance sheet is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,759,327)
Plus:
Accretion of carrying value to redemption value	36,835,327
Class A ordinary shares subject to possible redemption - December 31, 2021	414,000,000
Increase in redemption value of Class A ordinary shares subject to redemption	545,708
Class A ordinary shares subject to possible redemption - June 30, 2022	$414,545,708
Increase in redemption value of Class A ordinary shares subject to redemption	1,872,086
Class A ordinary shares subject to possible redemption - September 30, 2022	$416,417,794

Note 8 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 41,400,000 shares of Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed balance sheets (See Note 7).

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were 10,350,000 shares of Class B ordinary shares issued and outstanding.

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

The following table presents information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

September 30, 2022

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$416,517,794	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$621,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$308,400

December 31, 2021

			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,023,891	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$11,592,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$5,756,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement in March 2021, as the Public Warrants starting trading on March 30, 2021.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Level 1 assets include investment in money market funds that invest solely in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers or similar sources to determine fair value of its investments.

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized on the accompanying unaudited condensed statements of operations. On September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was measured using the public trading price. For the three months ended September 30, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $4.3 million and approximately $12.8 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations. For the nine months ended September 30, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of liabilities of approximately $16.4 million and approximately $7.0 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs as of September 30, 2022 and 2021 are summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800
Change in fair value of derivative warrant liabilities - Level 3	(3,186,800)
Derivative warrant liabilities at June 30, 2022 - Level 3	$2,570,000
Change in fair value of derivative warrant liabilities - Level 3	(822,400)
Derivative warrant liabilities at June 30, 2022 - Level 3	$1,747,600
Change in fair value of derivative warrant liabilities - Level 3	(1,439,200)
Derivative warrant liabilities at September 30, 2022 - Level 3	$308,400

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants - Level 3	21,272,000
Transfer of Public Warrants to Level 1 Measurement	(14,076,000)
Change in fair value of derivative warrant liabilities - Level 3	1,028,000
Derivative warrant liabilities at March 31, 2021 - Level 3	$8,224,000
Change in fair value of derivative warrant liabilities - Level 3	822,400
Derivative warrant liabilities at June 30, 2021 - Level 3	$9,046,400
Change in fair value of derivative warrant liabilities - Level 3	(4,317,600)
Derivative warrant liabilities at September 30, 2021 - Level 3	$4,728,800

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	September 30, 2022	December 31, 2021
Exercise price	$11.50	$11.50
Volatility	5.50%	10.00%
Stock price	$9.94	$9.73
Expected life of the options to convert	5.36	5.61
Risk-free rate	3.96%	1.31%
Implied Success	3.40%	N/A

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The primary significant unobservable input used in the fair value measurement of the Company’s Private Placement Warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed financial statements, except as noted below.

Proposed Business Combination

On October 14, 2022, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) by and among the Company, Diamond Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of the Company (“Merger Sub”), and DiaCarta, Ltd., a Cayman Islands exempted company limited by shares (“DiaCarta”), as fully disclosed in a Current Report on Form 8-K as filed with the SEC by the Company on October 14, 2022.

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and DiaCarta (the “Proposed Business Combination”) will be effected in two steps. First, before the closing of the Proposed Business Combination (the “Closing”), both the Company and DiaCarta will deregister in the Cayman Islands and domesticate as Delaware corporations in accordance with Section 388 of the Delaware General Corporation Law and the Cayman Islands Companies Act (As Revised), with DiaCarta changing its name to DiaCarta Holdings, Inc. (the “Domestication”). Second, at the Closing, Merger Sub will merge with and into DiaCarta Holdings, Inc., with DiaCarta Holdings, Inc. surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Proposed Business Combination, DiaCarta Holdings, Inc. will become a wholly owned subsidiary of the Company. The Company will then change its name to “DiaCarta, Inc.” We refer to the Company after the Domestication but before the Merger as “Domesticated SPAC.” The aggregate merger consideration paid to DiaCarta equityholders in connection with the Proposed Business Combination consists of 46 million shares of Domesticated SPAC Common Stock, which is calculated based on a pre-money equity valuation of DiaCarta at $460.0 million on a fully diluted basis.

The obligations of the parties (or, in some cases, some of the parties) to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others: (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect both for the Company and DiaCarta and its subsidiaries, (iv) the delivery of customary closing certificates, (v) the waiting period of periods required by any Antitrust Authorities (as defined under the Business Combination Agreement) and any other Governmental Approvals (as defined under the Business Combination Agreement) shall have been obtained, expired or been terminated, as applicable, (vi) the absence of a legal prohibition on consummating the transactions, (vii) approval by the Company’s and DiaCarta’s shareholders, (viii) approval of the listing on the NYSE for newly issued shares, and (ix) the Company having at least US$5,000,001 of net tangible assets remaining after redemption.

In connection with the Business Combination, the Company entered into an engagement with a third party who will act as its financial advisor and its capital market advisor and placement agent in connection with the Proposed Business Combination. The fee arrangement consists of a $4.0 million advisor fee and an offering fee of 4.0% of the sum of the gross proceeds raised by the third party. The fees are contingent upon the closing of the transaction and private placement. As prescribed by the arrangement, in the Company’s sole discretion, it may elect to pay the $2.0 million of the advisor fee with ordinary shares of the publicly listed post-business combination company.

The Company has agreed, pursuant to the Business Combination Agreement, to seek additional investors through one or more private placements of common stock of the Domesticated SPAC. In connection with the Proposed Business Combination, the Sponsor has agreed to contribute or forfeit certain Class B Ordinary Shares owned by itself to facilitate financing after signing of the Business Combination Agreement and certain forfeiture arrangement with an agreed cap.

The full Business Combination Agreement and other agreements entered into or contemplated to be executed prior to the Closing have been filed on a Current Report on Form 8-K on filed with the SEC on October 14, 2022.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Waiver of Deferred Underwriting Fee

On October 7, 2022, the Company received a letter from Goldman Sachs (Asia) L.L.C. (“Goldman Sachs”), and on October 13, 2022, the Company executed a letter agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), which, among others, waive any entitlement to their respective portions of the $14,490,000 deferred underwriting fee that accrued from Goldman Sachs’ and Credit Suisse’s participation as the underwriters of the Initial Public Offering. Such waiver reduces the estimated expenses of the Proposed Business Combination by $14,490,000, which amount will be reflected on the balance sheet of the Company and the succeeding company upon the Closing.

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

Our management has broad discretion with respect to the specific application of the net proceeds of the IPO and the sale of Private Placement Warrants, although substantially all of the net proceeds are intended to be applied generally toward consummating a Business Combination. There is no assurance that we will be able to complete a Business Combination successfully. We must complete one or more initial Business Combinations having an aggregate fair market value of at least 80% of the assets held in the Trust Account (excluding the deferred underwriting commissions and taxes payable, if any, on income earned on the Trust Account) at the time of the agreement to enter into the initial Business Combination. Additionally, pursuant to NYSE rules, any Business Combination must be approved by a majority of our independent directors until the 80% of net assets test described above is satisfied. However, we will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act 1940, as amended (the “Investment Company Act”).

If we are unable to complete a Business Combination within 24 months from the closing of the IPO, or February 9, 2023 (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest (which interest shall be net of taxes payable, if any, and up to $100,000 of interest to pay dissolution expenses), divided by the number of then issued and outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

Proposed Business Combination

As more fully disclosed in Note 10 to our condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q, on October 14, 2022, we entered into a Business Combination Agreement by and among us, Diamond Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of us, and DiaCarta, Ltd., a Cayman Islands exempted company limited by shares, as fully disclosed in a Current Report on Form 8-K as filed with the SEC by us on October 14, 2022.

The obligations of the parties (or, in some cases, some of the parties) to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others: (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect both for us and DiaCarta and its subsidiaries, (iv) the delivery of customary closing certificates, (v) the waiting period of periods required by any Antitrust Authorities and any other Governmental Approvals shall have been obtained, expired or been terminated, as applicable, (vi) the absence of a legal prohibition on consummating the transactions, (vii) approval by us and DiaCarta’s shareholders, (viii) approval of the listing on the NYSE for newly issued shares, and (ix) we having at least US$5,000,001 of net tangible assets remaining after redemption.

We agreed, pursuant to the Business Combination Agreement, to seek additional investors through one or more private placements of common stock of the Domesticated SPAC. In connection with the Proposed Business Combination, our Sponsor has agreed to contribute or forfeit certain Class B Ordinary Shares owned by itself to facilitate financing after signing of the Business Combination Agreement and certain forfeiture arrangement with an agreed cap.

Additionally, on October 7, 2022, we received a letter from Goldman Sachs (Asia) L.L.C. (“Goldman Sachs”), and on October 13, 2022, we executed a letter agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), which, among others, waive any entitlement to their respective portions of the $14,490,000 deferred underwriting fee that accrued from Goldman Sachs’ and Credit Suisse’s participation as the underwriters of the IPO. Such waiver reduces the estimated expenses of the Proposed Business Combination by $14,490,000, which amount will be reflected on our balance sheet and the succeeding company upon the Closing.

Liquidity and Going Concern Consideration

As of September 30, 2022, we had approximately $293,000 in our operating bank account and a working capital deficit of approximately $2.9 million exclusive of working capital loan – related party.

Our liquidity needs until the IPO were satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and a loan of approximately $185,000 from our Sponsor pursuant to the Note (as defined in Note 4 in our unaudited condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q). We repaid the Note in full in February 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Company Working Capital Loans (as defined in the notes to the unaudited condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q). As of September 30, 2022 and December 31, 2021, there were $500,000 and $0 outstanding under Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” our management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. As such, our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2023. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or an affiliate of our Sponsor certain of our officers and directors to meet our obligations through the time of liquidation; however, no financing is currently committed. The unaudited condensed financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

Results of Operations

Our entire activity from inception to September 30, 2022 was in preparation for our formation and the IPO, and since the IPO, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income from our investments held in the Trust Account funded by the proceeds of the IPO.

For the three months ended September 30, 2022, we had a net income of approximately $4.8 million, which consisted of approximately $4.3 million of non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $1.9 million in income from investments held in Trust Account, offset by approximately $1.4 million of general and administrative expenses and $45,000 of general and administrative expenses - related party.

For the three months ended September 30, 2021, we had an income of approximately $12.5 million, which consisted of approximately $12.8 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $6,000 of income from investments held in Trust Account, offset by approximately $223,000 of general and administrative expenses, and $45,000 of general and administrative expenses - related party.

For the nine months ended September 30, 2022, we had a net income of approximately $16.3 million, which consisted of approximately $16.4 million of non-operating income resulting from the change in fair value of derivative warrant liabilities and approximately $2.5 million of income from investments held in Trust Account, offset by approximately $2.5 million of general and administrative expenses and $135,000 of general and administrative expenses - related party.

For the nine months ended September 30, 2021, we had an income of approximately $5.4 million, which consisted of approximately $7.0 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $16,000 of income from investments held in Trust Account, offset by approximately $693,000 of general and administrative expenses, $120,000 of general and administrative expenses - related party and approximately $821,000 of financing costs - derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the IPO, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2022 and 2021, we incurred $45,000 of expenses in connection with such services in each period, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. For the nine months ended September 30, 2022 and 2021, we incurred $135,000 and $120,000 of expenses in connection with such services, respectively, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. As of September 30, 2022 and December 31, 2021, the unpaid balance in connection with such services was $300,000 and $165,000, respectively, included as accounts payable - related party on the accompanying unaudited condensed balance sheets.

Registration Rights

The holders of Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans, if any, are entitled to registration rights pursuant to a registration rights agreement. These holders will be entitled to certain demand and “piggyback” registration rights. However, the registration rights agreement provides that we will not permit any registration statement filed under the Securities Act to become effective until the termination of the applicable lock-up period for the securities to be registered. We will bear the expenses incurred in connection with the filing of any such registration statements.

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

As more fully disclosed in Note 10 to our condensed financial statements included as Item 1 to this Quarterly Report on Form 10-Q, on October 7, 2022, we received a letter from Goldman Sachs, and on October 13, 2022, we executed a letter agreement with Credit Suisse, which, among others, waive any entitlement to their respective portions of the $14,490,000 deferred underwriting fee in relation to the Company’s proposed initial Business Combination.

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. As of September 30, 2022 and December 31, 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The Private Placement warrants continue to be estimated using Monte Carlo simulations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2022 and December 31, 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per share is calculated by dividing the net income by the weighted average shares of ordinary share outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the IPO and the Private Placement to purchase an aggregate of 30,980,000 shares of ordinary share in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2022, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2022, we were not subject to any market or interest rate risk, other than related to the derivative warrant liabilities. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2022, as such term is defined in Rules 13a-15(e)€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2022.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2022, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 15, 2022, we issued an unsecured convertible promissory note to Sponsor, pursuant to which we may borrow up to $500,000 from the Sponsor for general corporate purpose. The information disclosed under Item 1.01 of our Current Report on Form 8-K filed with the SEC on September 15, 2022 is incorporated by reference into this Item 2 to the extent required herein. The Working Capital Loan Warrants will not be registered under the Securities Act and will not be issued in reliance on the extemption from registration requirements thereof provided by Section 4(a)(2) of the Securities Act.

Item 3.    Defaults upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

Not applicable.

Item 5.    Other Information

None.

Item 6.    Exhibits

Exhibit Number	Description
10.1

Convertible Promissory Note, dated as of September 15, 2022, issued to HH&L Investment Co. (Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K (File No. 001-40006), filed with the SEC on September 15, 2022).

31.1

Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2

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

Dated: November 14, 2022	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)