Form 10-K
period 2022-12-31
HH&L Acquisition Co.
filed 2023-03-31
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

The aggregate market value of the ordinary shares held by non-affiliates of the registrant, computed as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $406,548,000.

As of March 31, 2023, the Registrant had 10,118,910 of its Class A Ordinary Shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS AND RISK FACTOR SUMMARY

Some of the statements contained in this report may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward- looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward- looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward- looking statements in this Annual Report on Form 10-K may include, for example, statements about:

●	our ability to select an appropriate target business or businesses;
●	our ability to complete our initial Business Combination, including the DiaCarta Business Combination (as defined below);
●	our expectations around the performance of the prospective target business or businesses;
●	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial Business Combination;
●	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial Business Combination;
●	our potential ability to obtain additional financing to complete our initial Business Combination, including the DiaCarta Business Combination;
●	our pool of prospective target businesses;
●	the ability of our officers and directors to generate a number of potential investment opportunities, in the case that we do not close the DiaCarta Business Combination;
●	our public securities’ potential liquidity and trading;
●	the lack of a market for our securities;
●	the use of proceeds not held in the trust account (as described herein) or available to us from interest income on the trust account balance;
●	the trust account not being subject to claims of third parties; or
●	our financial performance.

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

Summary of Risk Factors

An investment in our securities involves a high degree of risk. The occurrence of one or more of the events or circumstances described in the section titled “Risk Factors,” alone or in combination with other events or circumstances, may materially adversely affect our business, financial condition and operating results. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

●	We are a blank check company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.
●	Our management has determined that Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubts exists about our ability to continue as a “going concern,.” and our independent registered public accounting firm’s report contains an explanatory paragraph expresses substantial doubts about our ability to continue as a “going concern.”
●	Our public shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, and even if we hold a vote, holders of our founder shares will participate in such vote, which means we may complete our initial Business Combination even though a majority of our public shareholders do not support such a combination.
●	Your only opportunity to effect your investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.
●	Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent COVID-19 outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.
●	We may not be able to complete our initial Business Combination within 24 months after the closing of the IPO, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.
●	NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Certain other entities affiliated with Mr. Fang have similar or overlapping investment objectives and guidelines, and we may not be presented with investment opportunities that may otherwise be suitable for us.
●	Certain members of our management team and advisory board may be involved in and have a greater financial interest in the performance of other entities, and such activities may create conflicts of interest in making decisions on our behalf.
●	Although we have identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial Business Combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial Business Combination may not have attributes entirely consistent with our general criteria and guidelines.
●	We are dependent upon our officers, directors and advisory board members and their loss could adversely affect our ability to operate.
●	We may be unable to obtain additional financing to complete our initial Business Combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular Business Combination.
●	We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of Class A Ordinary Shares purchasable upon exercise of a warrant could be decreased, all without your approval.

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

On September 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain expenses on behalf of the Company in exchange for issuance of 14,275,000 Class B ordinary shares, par value $0.0001 (the “Founder Shares”). On January 20, 2021, the Sponsor returned 5,750,000 Founder Shares for no consideration. On February 4, 2021, the Sponsor transferred an aggregated 66,000 of its Founder Shares, or 22,000 each to the Company’s then independent directors for their board service for no cash consideration. Also on February 4, 2021, the Company effected a share dividend of 1,725,000 Founder Shares, resulting in an aggregate of 10,350,000 Class B ordinary shares outstanding. On May 19, 2021, the Sponsor transferred 22,000 Founder Shares to Skyview Enterprises Limited, an affiliate of Derek Sulger, an independent director of the Company, for his board service for no cash consideration. As of December 31, 2022, the Sponsor held 10,262,000 Founder Shares.

Simultaneously with the closing of the IPO, pursuant to the Private Placement Warrants Purchase Agreement, the Company consummated the private placement of 10,280,000 warrants (the “Private Placement Warrants”) to the Sponsor at a purchase price of $1.00 per Private Placement Warrant, generating gross proceeds to the Company of $100,280,000. Each whole Private Placement Warrant is exercisable for one whole Class A Ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the IPO held in the trust account. If the Company does not complete a Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal (as defined below), the Private Placement Warrant will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees. The Sponsor and the Company’s officers and directors agreed, subject to limited exceptions, not to transfer, assign or sell any of their Private Placement Warrants until 30 days after the completion of the initial Business Combination.

A total of $414,000,000 of the net proceeds of the IPO and certain of the proceeds of the private placement of the Private Placement Warrants was placed in a U.S.-based trust account at J.P. Morgan Chase Bank, N.A. maintained by Continental Stock Transfer & Trust Company, acting as trustee (the “trust account”). After giving effect to the Extension, except with respect to interest earned on the funds held in the trust account that may be released to the Company to pay its taxes and up to $100,000 of interest to pay dissolution expenses, the funds held in the trust account will not be released from the trust account until the earliest of (i) the completion of the Company’s initial Business Combination, (ii) the redemption of the Class A Ordinary Shares if we are unable to complete the initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, subject to applicable law, or (iii) the redemption of the Class A shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (A) to modify the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Class A Ordinary Shares if the Company have not consummated its initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity.

After the payment of underwriting discounts and commissions and approximately $1,000,000 in expenses relating to the IPO, approximately $1,000,000 of the net proceeds of the IPO and the private placement of the Private Placement Warrants was not deposited into the trust account and was retained by us for working capital purposes. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2022, there was $420,092,302 in investments and cash held in the trust account. Following the Extension Redemption (as defined below), as of the date of this Annual Report, approximately $103.6 million remains in the trust account, and 10,118,910 Class A Ordinary Shares remains outstanding. For more details about the Extension and Extension Redemption, please see “- Extension” below.

The DiaCarta Business Combination and the Merger Agreement

This section describes the material provisions of the Merger Agreement (as defined below), but does not purport to describe all the terms thereof. The following summary of the Merger Agreement is qualified in its entirety by reference to the complete text of the Merger Agreement, a copy of which is attached hereto as Exhibit 2.1. Shareholders of the Company and other interested parties are urged to read the Merger Agreement in its entirety. Unless otherwise defined herein, the capitalized terms used below have the same meanings given to them in the Merger Agreement.

In addition, please also refer to the registration statement on Form S-4 initially by the Company with the SEC on November 14, 2022 (File No. 333-268322) (the “Business Combination Registration Statement”), including subsequent amendments thereto, for description of the DiaCarta Business Combination and the Merger Agreement.

Unless otherwise indicated, this Annual Report does not assume the closing of the DiaCarta Business Combination.

On October 14, 2022, the Company entered into the Business Combination Agreement (the “Merger Agreement”), dated as of October 14, 2022, as amended on January 20, 2023, with Diamond Merger Sub Inc., a Delaware corporation and a wholly owned subsidiary of the Company (the “Merger Sub”), and DiaCarta, Ltd., a Cayman Islands exempted company incorporated with limited liability (“DiaCarta”, and following the DiaCarta Domestication as described below, the “Domesticated DiaCarta”), pursuant to which, among other things, (i) prior to the effective time of the Merger (as defined below) (the “Effective Time”), the Company will change its jurisdiction of incorporation by effecting a deregistration under section 206 of the Cayman Islands Companies Act and a domestication under Section 388 of the DGCL, pursuant to which the Company’s jurisdiction of incorporation will be changed from the Cayman Islands to the State of Delaware (the “HH&L Domestication”); (ii) prior to the Effective Time, DiaCarta will domesticate as a Delaware corporation (the “DiaCarta Domestication”); (iii) Merger Sub will merge with and into Domesticated DiaCarta, the separate corporate existence of Merger Sub will cease and Domesticated DiaCarta will be the surviving corporation and a wholly owned subsidiary of the Company (the “Merger”, and together with the HH&L Domestication, the “DiaCarta Business Combination”) and (ii) the Company will change its name to “DiaCarta, Inc.” We refer to the Company after the HH&L Domestication and its name change as “DiaCarta PubCo.”

Consideration

Aggregate Merger Consideration

The Aggregate Merger Consideration means a number of shares DiaCarta PubCo common stock equal to the quotient obtained by dividing (i) the base purchase price of $460,000,000, by (ii) $10.00 (the “Aggregate Merger Consideration”). The Company has agreed, pursuant to the Merger Agreement, to seek additional investors through one or more private placements of DiaCarta PubCo common stock at $10.00 per share. The proceeds of such private placement transactions, if any, together with the amounts remaining in the Company’s trust account as of immediately following the Effective Time, will be retained by DiaCarta PubCo following the Closing.

Closing

In accordance with the terms and subject to the conditions of the Merger Agreement, the closing of the Merger (the “Closing”) will take place by conference call and electronically through the exchange of documents via e-mail or facsimile, at a time and date specified by the Company and DiaCarta, which shall be no later than two (2) business days after the first date on which all conditions set forth in Article VII of the Merger Agreement have been satisfied or waived (other than those conditions that by their terms are to be satisfied at the Closing, but subject to the satisfaction or waiver thereof) or such other time and place as the Company and DiaCarta may mutually agree in writing.

Representations and Warranties

The Merger Agreement contains representations and warranties of the Company, Merger Sub and DiaCarta, certain of which are qualified by materiality and material adverse effect and may be further modified and limited by the disclosure letters. The representations and warranties of the Company are also qualified by information included in the Company’s public filings, filed or submitted to the SEC on or prior to the date of the Merger Agreement (subject to certain exceptions contemplated by the Merger Agreement). The representation and warranties made the Company and DiaCarta are customary for transactions similar to the DiaCarta Business Combination.

Representations and Warranties of DiaCarta

DiaCarta has made representations and warranties relating to, among other things, DiaCarta organization, subsidiaries, due authorization, no conflict, governmental authorities and consents, capitalization of DiaCarta and its subsidiaries, financial statements, undisclosed liabilities, litigation and proceedings, legal compliance, contracts and no defaults, DiaCarta benefit plans, labor relations and employees, taxes, brokers’ fees, insurance, licenses and permits, equipment and other tangible property, real property, intellectual property, privacy and cybersecurity, environmental matters, absence of changes, anti- corruption compliance, sanctions and international trade compliance, information supplied, customers and suppliers, financial assistance, government contracts and related party transactions.

The representations and warranties of DiaCarta identified as fundamental under the terms of the Merger Agreement are the representations and warranties made pursuant to the first and second sentences of Section 4.1 (DiaCarta Organization), Section 4.2 (Subsidiaries), Section 4.3 (Due Authorization), Section 4.4 (No Conflict), Section 4.5 (Governmental Authorities; Approvals); Section 4.6 (Capitalization of DiaCarta), Section 4.7 (Capitalization of Subsidiaries) and Section 4.16 (Brokers’ Fees) of the Merger Agreement.

Representations and Warranties of the Company and Merger Sub

The Company and Merger Sub have made representations and warranties relating to, among other things, the Company’s organization, due authorization, no conflict, litigation and proceedings, SEC filings, internal controls, listing, financial statements, governmental authorities and consents, trust account, Investment Company Act and JOBS Act, absence of changes, no undisclosed liabilities, capitalization of HH&L, taxes, brokers’ fees, business activities, the NYSE stock market quotation, registration statement and proxy statement/prospectus, affiliate transactions, information supplied, issuance of shares, anti-money laundering laws compliance and litigation.

Survival of Representations and Warranties

Except in the case of claims against a person in respect of such person’s willful misconduct or actual fraud, the representations and warranties of the respective parties to the Merger Agreement generally will not survive the Closing.

Covenants and Agreements

DiaCarta has made covenants relating to, among other things, DiaCarta’s conduct of business, access, preparation and delivery of additional DiaCarta financial statements, exclusivity, and DiaCarta’s shareholder approval.

The Company has made covenants relating to, among other things, the Company’s conduct of business, no solicitation by the Company, preparation of proxy statement/prospectus, the Company’s shareholder approval, post-closing directors and officers, indemnification and insurance, trust account proceeds and related available equity, the NYSE or Nasdaq listing, the Company’s public filings, transaction financing, extension of time to consummate a business combination, blank check company status, and compliance with the Company’s IPO agreements.

In addition, the Company and DiaCarta agreed to, among other things, to (i) prepare the registration statement on Form S-4, (ii) use reasonable best efforts to have the registration statement on Form S-4 declared effective, and to keep such registration statement effective as long as necessary to consummate the transactions contemplated hereby; (iii) use reasonable best efforts to obtain any necessary or advisable regulatory approvals, consents, actions, non-actions, or waivers and to cause the expiration or termination of the waiting, notice or review periods under any applicable regulatory approval as promptly as possible; (iv) diligently and expeditiously defend and use reasonable best efforts to obtain any necessary clearance, approval, consent or governmental approval under laws prescribed or enforceable y any governmental authority and to resolve any objections as may be asserted by any governmental authority and cooperate fully with each other in the defense of such matters.

Closing Conditions

The consummation of the Merger is conditioned upon the satisfaction or waiver by the applicable parties to the Merger Agreement of the conditions set forth below. Therefore, unless these conditions are waived by the applicable parties to the Merger Agreement, the Merger may not be consummated.

Conditions to obligations of the Company, Merger Sub and DiaCarta:

(a)the requisite approval of the Company’s shareholders will have been obtained;

(b)the requisite approval of DiaCarta shareholders will have been obtained;

(c)the waiting period or periods required by any antitrust authorities, and any other governmental approval applicable to the DiaCarta Business Combination will be have been obtained, expired or been terminated, as applicable;

(d)there will not be in force any governmental order, statute, rule or regulation enjoining or prohibiting the consummation of the Merger;

(e)the Company will have at least $5,000,001 of net tangible assets (as determined in accordance with Rule 3a51-1(g)(1) of the Exchange Act);

(f)the HH&L Domestication will have been effected;

(g)the DiaCarta Domestication will have been effected;

(h)the shares of DiaCarta PubCo common stock to be issued in connection with the Merger will have been approved for listing on the NYSE or Nasdaq and such approval will be ongoing, and not revoked or withdrawn, as of the Closing Date; and

(i)the registration statement on Form S-4 will have become effective under the Securities Act and no stop order suspending the effectiveness of the registration statement will have been issued and no proceedings for that purpose will have been initiated or threatened by the SEC and not withdrawn.

Conditions to the Obligations of the Company and Merger Sub

(a)(i) certain fundamental representations and warranties of DiaCarta will be true and correct in all respects as of the Closing Date, except with respect to such representations and warranties which speak as to an earlier date, which representations and warranties will be true and correct in all respects at and as of such date, except for changes after the date of the Merger Agreement which are contemplated or expressly permitted by the Merger Agreement or the Ancillary Agreements; (ii) each of the other the representations and warranties of DiaCarta contained in the Merger Agreement (disregarding any qualifications and exceptions contained therein relating to materiality, material adverse effect and DiaCarta Material Adverse Effect or any similar qualification or exception) will be true and correct as of the Closing Date, except with respect to such representations and warranties which speak as to an earlier date, which representations and warranties will be true and correct at and as of such date, except for, in each case, inaccuracies or omissions that is not a DiaCarta Material Adverse Effect;

(b)each of the covenants of DiaCarta to be performed as of or prior to the Closing will have been performed in all material respects;

(c)there will not have occurred and be continuing a DiaCarta Material Adverse Effect after the date of the Merger Agreement;

(d)the PRC counsel of DiaCarta will have delivered an opinion to HH&L to the effect that no pending approval is required by any PRC governmental authorities for the Merger, the issuance of equity securities in connection with the Merger and the listing of DiaCarta on NYSE or Nasdaq; and

(e)DiaCarta will have delivered each of the closing deliverables set forth in the Merger Agreement.

Conditions to the Obligations of DiaCarta

The obligation of DiaCarta to consummate, or cause to be consummated, the Merger is subject to the satisfaction of the following additional conditions, any one or more of which may be waived in writing by DiaCarta:

(a)(i) the representations and warranties of the Company in relation to its capitalization will be true and correct in all but de minimis respects as of the Closing Date, except with respect to such representations and warranties which speak as to an earlier date, which representations and warranties will be true and correct in all but de minimis respects at and as of such date, except for changes after the date of the Merger Agreement which are contemplated or expressly permitted by the Merger Agreement and (ii) each of the other representations and warranties of the Company contained in the Merger Agreement (disregarding any qualifications and exceptions contained therein relating to materiality, material adverse effect or any similar qualification or exception) will be true and correct as of the Closing Date, except with respect to such representations and warranties which speak as to an earlier date, which representations and warranties will be true and correct in all material respects at and as of such date, except for, in each case, inaccuracies or omissions that is not a HH&L Material Adverse Effect;

(b)each of the covenants of the Company or Merger Sub to be performed as of or prior to the Closing will have been performed in all material respects;

(c)the Company will have delivered each of the closing deliverables set forth in the Merger Agreement;

(d)the size and composition of the board of DiaCarta PubCo will have been appointed as set forth in the Merger Agreement; and

(e)there will not have occurred and be continuing a HH&L Material Adverse Effect after the date of the Merger Agreement.

Notwithstanding the foregoing, certain closing conditions may not be waived due to the parties’ governing documents, applicable law, or otherwise. The following closing conditions may not be waived: approval of the DiaCarta Business Combination and related agreements and transactions by the respective shareholders of the Company and DiaCarta; expiration of any applicable waiting period under any antitrust laws; the absence of any law or order that would prohibit the consummation of the DiaCarta Business Combination; upon the Closing, after giving effect to the completion of the redemption, the Company having at least $5,000,001 of net tangible assets following the exercise of the redemption rights; and the effectiveness of the registration statement on Form S-4.

All other closing conditions to the DiaCarta Business Combination may be waived by the Company, DiaCarta or the other parties to the Merger Agreement.

Termination

The Merger Agreement may be terminated and DiaCarta Business Combination abandoned at any time prior to the Closing by the Company or DiaCarta, if the Closing has not occurred on or prior to the date falling ten months after the date of the Merger Agreement (the “Agreement End Date”), provided that if the registration on Form S-4 has not been cleared by the SEC on or prior to the Agreement End Date, the Agreement End Date shall be automatically extended for 60 days, and provided further that, if the registration statement on Form S-4 has been cleared by the SEC on or prior to the Agreement End Date, the Agreement End Date shall be automatically extended for 30 days after such clearance.

In addition, the Merger Agreement may also be terminated under certain other customary and limited circumstances prior to Closing, including, among other things, (i) by mutual written consent of the Company and DiaCarta; (ii) by either the Company or DiaCarta, if any governmental authority will have enacted, issued, promulgated, enforced or entered any governmental order or enacted a law which has become final and nonappealable and has the effect of making consummation of the Merger illegal or otherwise preventing or prohibiting consummation of the Merger; (iii) by DiaCarta, if the Company has not obtained the requisite approval of the Company’s shareholder at the extraordinary general meeting duly convened or at any adjournment or postponement thereof; (iv) by the Company, if DiaCarta has not obtained the requisite approval of DiaCarta shareholders within two business days after the registration statement on Form S-4 has been declared effective by the SEC and delivered or otherwise made available to the Company’s shareholders; (v) by the Company, if DiaCarta’s uncured breach of the Merger Agreement would result in the failure of the related Closing conditions, and (vi)

by DiaCarta, if the Company or Merger Sub’s uncured breach of the Merger Agreement would result in the failure of the related Closing conditions.

Waiver; Amendments

Each provision in the Merger Agreement may only be waived by written instrument making specific reference to the Merger Agreement and the relevant provision signed by the party against whom enforcement of any such provision so waived is sought.

In general, the Merger Agreement may not be amended or modified, except only by written agreement executed and delivered by duly authorized officers of each respective parties.

Fees and Expenses

If the Closing does not occur, each party to the Merger Agreement will be responsible for and pay its own expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby. If the Closing will occur, the Company and the surviving company will pay or cause to be paid the unpaid transaction expenses as provided in the Merger Agreement. DiaCarta and the Company shall be responsible for and shall pay one-half (1/2) of any and all transfer taxes incurred in connection with the transactions contemplated by the Merger Agreement.

Related Agreements

This section describes the material provisions of certain related agreements entered into or to be entered into pursuant to the Merger Agreement, but does not purport to describe all the terms thereof. The following summary of each of the related agreements is qualified in its entirety by reference to the complete text of the relevant agreement, a copy of each of which are attached hereto as exhibits. Shareholders of the Company and other interested parties are urged to read each of the related agreements in its entirety.

In addition, please also refer to Business Combination Registration Statement.

Merger Agreement Amendment

On January 20, 2023, the Company, Merger Sub and DiaCarta entered into the First Amendment to Business Combination Agreement (the “Merger Agreement Amendment”), pursuant to which the Merger Agreement was amended to provide that HH&L shall prepare and submit to NYSE or Nasdaq an initial listing application and obtain approval for the listing on NYSE or Nasdaq of such shares DiaCarta PubCo common stock and DiaCarta PubCo warrant.

HH&L Holders Support Agreement

In connection with the execution of the Merger Agreement, the Company, DiaCarta and certain shareholders of the Company entered into the HH&L Holders Support Agreement, dated as of October 14, 2022. Pursuant to the HH&L Holders Support Agreement, such shareholders of the Company agreed to, among other things, (i) vote in favor of the Merger Agreement and all other documents and transactions contemplated thereby, in each case, subject to the terms and conditions of the HH&L Holders Support Agreement, (ii) for a certain period of time as set out in the HH&L Holders Support Agreement, not transfer any shares or warrants of HH&L, (iii) waive or not otherwise perfect any anti-dilution or similar protection with respect to any Founder Shares, and (iv) not redeem, or submit a request to redeem, any Class A ordinary shares owned by such shareholders of the Company in connection with the transactions contemplated by the Merger Agreement or otherwise.

The HH&L Holders Support Agreement will terminate in its entirety, and be of no further force or effect, upon the earliest to occur of (a) the Effective Time, (b) such date and time as the Merger Agreement shall be terminated in accordance with Section 8.1 thereof, (c) the written agreement of the Company, DiaCarta and the applicable shareholder of the Company.

DiaCarta Holders Support Agreement

In connection with the execution of the Merger Agreement, the Company entered into a support agreement with DiaCarta and certain shareholders of DiaCarta, dated as of October 14, 2022 (the “DiaCarta Holders Support Agreement”). Pursuant to the DiaCarta Holders Support Agreement, such shareholders of DiaCarta agreed to, among other things, vote their outstanding ordinary shares and preference shares of DiaCarta in favor of the Merger Agreement and the other documents contemplated thereby and the related transactions contemplated thereby, including the DiaCarta Domestication and the Merger, subject to the terms and conditions contemplated by the DiaCarta Holders Support Agreement. During the period commencing on the date of the DiaCarta Holders Support Agreement and ending on the earlier of (a) the Effective Time and (b) such date and time as the Merger Agreement shall be terminated in accordance with Section 8.1 thereof, such DiaCarta shareholders agreed not transfer any shares of DiaCarta.

Registration Rights Agreement

The Merger Agreement contemplates that, at the Closing, DiaCarta PubCo, Domesticated DiaCarta, the Sponsor, certain stockholders of DiaCarta PubCo and certain stockholders of Domesticated DiaCarta, will enter into the Registration Rights Agreement, pursuant to which DiaCarta PubCo will agree to undertake certain resale shelf registration obligations in accordance with the Securities Act, and the holders party thereto, subject to certain requirements and customary conditions, will be granted customary demand and piggyback registration rights.

The Registration Rights Agreement amends and restates the registration rights agreement that was entered into by HH&L, the Sponsor and the other parties thereto in connection with HH&L’s initial public offering. The Registration Rights Agreement will terminate on the earlier of (a) the tenth anniversary of the date of the Registration Rights Agreement or (b) the date as of which (i) all of the Registrable Securities (as defined therein) have been sold, pursuant to a registration statement (but in no event prior to the applicable period referred to in Section 4(a)(3) of the Securities Act and Rule 174 thereunder (or any successor rule promulgated thereafter by the Commission)) or (ii) the holders of all Registrable Securities are permitted to sell the Registrable Securities under Rule 144 (or any similar provision) under the Securities Act without limitation on the amount of securities sold or the manner of sale; provided, further, that with respect to any Holder (as defined therein), such Holder will have no rights under the Registration Rights Agreement and all obligations of DiaCarta PubCo to such Holder under the Registration Rights Agreement shall terminate upon the earliest date (x) such Holder ceases to hold at least $200,000 Registrable Securities and (y) such Holder is permitted to sell the Registrable Securities under Rule 144 (or any similar provision) under the Securities Act without limitation on the amount of securities sold or the manner of sale.

Lock-Up Agreement

Certain shareholders of the Company and certain shareholders of DiaCarta will enter into the Lock-Up Agreement with DiaCarta PubCo at the Closing, pursuant to which such shareholders will agree, subject to certain customary exceptions, not to transfer any shares of DiaCarta PubCo common stock beginning on the Closing Date and ending on the earlier of (i) twelve (12) months after the Closing Date and (ii) subsequent to the Closing, the date on which (a) the closing trading price of the shares of DiaCarta PubCo common stock equals or exceeds $12.00 per share for any twenty (20) trading days within any thirty-day (30) trading period commencing one hundred and fifty (150) days after the Closing Date, or (b) DiaCarta PubCo completes a transaction that results in public shareholders having the right to exchange their common stock for cash, securities or other property.

Sponsor Shares Forfeiture Agreement

In connection with the execution of the Merger Agreement, the Company and DiaCarta entered into a sponsor shares forfeiture agreement with the Sponsor, dated as of October 14, 2022 (the “Sponsor Shares Forfeiture Agreement”). Pursuant to the Sponsor Shares Forfeiture Agreement, the Sponsor agreed to contribute or forfeit certain Founder Shares (the “Forfeited Shares”), provided that if the Sponsor transfers, contributes or forfeits Financing Contribution Shares and the aggregate number of Forfeited Shares (without reduction) and the Sponsor shares forfeited in connection with the transaction financing (the “Financing Contribution Shares”) exceed 2,052,400 HH&L Class B ordinary shares, then the number of Forfeited Shares will be reduced to an amount equal to (i) 2,052,400 HH&L Class B ordinary shares minus (ii) the Financing Contribution Shares actually transferred, contributed or forfeited by the Sponsor. If the SPAC closing cash is equal to or more than $40,000,000, there will be no Forfeited Shares. The Sponsor Shares Forfeiture Agreement will automatically terminate upon the earlier of (i) the termination of the Merger Agreement pursuant to the terms thereto or (ii) the Closing.

Extension

On January 17, 2023, the Company filed with the SEC a definitive proxy statement on Schedule 14A (the “Extension Proxy”) in relation to a proposed extraordinary general shareholder meeting (the “Extension Meeting”) of HH&L’s shareholders to approve, among others, (a) the proposal to extend the date by which the Company must (i) consummate a business combination, or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of Class A ordinary shares included as part of the units sold in the Company’s IPO, (the “Extension”) from February 9, 2023 to March 9, 2023, and if the Company does not consummate a business combination by March 9, 2023, the period of time to consummate a business combination may be extended, without the approval of shareholders of the Company, by resolutions of the board of the Company at least three days prior to March 9, 2023, and to April 9, 2023; and may be further extended, by resolutions of the board of the Company passed at least three days prior to April 9, 2023, to May 9, 2023, for two additional one-month periods, for an aggregate of two months (the “Extension Amendment Proposal”); and (b) the proposal to an amendment of the Investment Management Trust Agreement, dated February 5, 2021 (the “First Trust Agreement”), by and between the Company and Continental Stock Transfer & Trust Company to (i) reflect the Extension and (ii) allow the Company to maintain any remaining amount in its trust account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal,” and together with the Extension Amendment Proposal, the “Extension Proposals”). The record date of the Extension Meeting was January 9, 2023, and the date of the Extension Meeting was February 7, 2023.

On February 7, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, the shareholders of the Company holding 31,281,090 Class A Ordinary Shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account (the “Extension Redemption”). As a result, approximately $318.1 million (approximately $10.18 per Class A Ordinary Share) was released from the trust account to pay such holders and approximately $103.6 million remained in the trust account. Following the Extension Redemption, 10,118,910 Class A Ordinary Shares remained outstanding.

In connection with the Extension Proposals, the Company agreed to deposit, (A) for the period from February 9, 2023 until March 9, 2023, into the trust account $380,000 (the “First Contribution”); (B) if the Company does not consummate a business combination by March 9, 2023 and the board of the Company elects to extend the period to consummate a business combination from March 9, 2023 to April 9, 2023, for the period from March 9, 2023 to April 9, 2023, deposit into the trust account $380,000 (the “Second Contribution”); and (C) if the Company does not consummate a business combination by April 9, 2023 and the board of the Company elects to extend the period to consummate a business combination from April 9, 2023 to May 9, 2023, for the period from April 9, 2023 to May 9, 2023, deposit into the trust account $380,000 (the “Third Contribution”, and together with the First Contribution and the Second Contribution, the “Contributions”, each, a “Contribution”), provided that the sum of Contributions shall not exceed the lesser of (a) $1,140,000 and (b) $0.1425 for each public share that is not redeemed in connection with the Extension Proposal.

The Sponsor and DiaCarta have agreed that, each will loan the Company 50% of each Contribution in advance of its deposit into the trust account. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the trust account. On February 16, 2023, the Sponsor has advanced $190,000 to the Company and DiaCarta has advanced $190,000 into the trust account on behalf of the Company, each representing their respective loans to the Company for 50% of the First Contribution. On March 16, 2023, the Sponsor has advanced $190,000 to the Company and DiaCarta has advanced $190,000 into the trust account on behalf of the Company, each representing their respective loans to the Company for 50% of the Second Contribution.

On February 16, 2023, the Company caused the First Contribution to be deposited into the trust account. On March 16, 2023, the Company caused the Second Contribution to be deposited into the trust account.

On March 6, 2023, the Company issued an unsecured convertible promissory note (the “March 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $600,000 under the March 2023 Note. The Company may apply up to $570,000 under the March 2023 Note to fund the Contributions (the “Extension Deposit Amount”) and shall apply any remaining amount under the March 2023 Note for general corporate purpose (“General Corporate Amount”). The initial principal balance outstanding under the March 2023 Note is $190,000 at the time of issuance, which was used to fund the First Contribution. The Company drew down $190,000 on March 16, 2023 to fund the Second Contribution. The Company further drew down $220,000, the proceeds of which were used to fund the General Corporate Amount. As of the date of this Annual Report, the total outstanding amount under the March 2023 Note is $600,000.

The General Corporate Amount may, at the Sponsor’s discretion, be converted into warrants (the “General Corporate Amount Warrants”) to purchase Class A Ordinary Shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the General Corporate Amount Warrants will be identical to those of the Private Placement Warrants.

The March 2023 Note will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial Business Combination involving the Company and one or more businesses. The maturity date of the March 2023 Note may be accelerated upon the occurrence of an Event of Default (as defined under the March 2023 Note). In the event that an initial Business Combination is not consummated, the Extension Deposit Amount will be forgiven or eliminated, except to the extent of any fund held by the Company outside of the Trust Account.

The Resignation of the Company’s IPO Underwriters

Each of Goldman Sachs and Credit Suisse was an underwriter for the initial public offering of securities of the Company, which was consummated on February 9, 2021. On October 7, 2022, Goldman Sachs (Asia) L.L.C. (“Goldman Sachs”) delivered a letter to the Company to waive any entitlement to its portions of the $14,490,000 underwriting commission fee (“GS Fee Waiver”) owed to it pursuant to the underwriting agreement, dated February 5, 2021, among Credit Suisse (as defined below), Goldman Sachs and the Company (the “Underwriting Agreement”). On October 13, 2022, Credit Suisse Securities (USA) LLC (“Credit Suisse”) executed a letter agreement with the Company whereby Credit Suisse waived their respective portion of the remaining deferred underwriting fee with respect to the Proposed Business Combination (“CS Fee Waiver”).

On November 14, 2022, Credit Suisse delivered a notice of resignation (the “Credit Suisse Resignation Letter”) to the SEC pursuant to Section 11(b)(1) under the Securities Act indicating that, effective as of October 13, 2022, they had resigned from, or ceased or refused to act in, any capacity and relationship with respect to the Business Combination.

Pursuant to the CS Fee Waiver, Credit Suisse has expressly waived all deferred underwriting commissions owed to it pursuant to the Underwriting Agreement. Pursuant to the GS Fee Waiver, Goldman Sachs has expressly waived all deferred underwriting commissions owed to it pursuant to the Underwriting Agreement. As a result of the Credit Suisse Resignation, the GS Fee Waiver and the CS Fee Waiver, the transaction fees payable by the Company in connection with the DiaCarta Business Combination will be reduced by an amount equal to the deferred underwriting commission attributable to Goldman Sachs and Credit Suisse.

Effecting Our Initial Business Combination

General

We are not presently engaged in, and we will not engage in, any operations until after the consummation of our initial Business Combination, including the DiaCarta Business Combination. We intend to effectuate our initial Business Combination, including the DiaCarta Business Combination, using cash from the proceeds of our IPO and the private placement of the Private Placement Warrants, the proceeds of the sale of our shares in connection with our initial Business Combination (pursuant to forward purchase agreements or backstop agreements we may enter into following the consummation of the IPO or otherwise), shares issued to the owners of the target, debt issued to bank or other lenders or the owners of the target, or a combination of the foregoing. We may seek to complete our initial Business Combination with a company or business that may be financially unstable or in its early stages of development or growth, which would subject us to the numerous risks inherent in such companies and businesses.

If our initial Business Combination, including the DiaCarta Business Combination, is paid for using equity or debt securities, or not all of the funds released from the trust account are used for payment of the consideration in connection with our initial Business Combination or used for redemptions of our Class A Ordinary Shares, we may use the balance of the cash released to us from the trust account following the closing for general corporate purposes, including for maintenance or expansion of operations of the post-transaction company, the payment of principal or interest due on indebtedness incurred in completing our initial Business Combination, including the DiaCarta Business Combination, to fund the purchase of other companies or for working capital.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the completion of our initial Business Combination, including the DiaCarta Business Combination, and we may effectuate our initial Business Combination using the proceeds of such offering rather than using the amounts held in the trust account. In addition, we intend to target businesses with enterprise values that are greater than we could acquire with the net proceeds of the IPO and the sale of the Private Placement Warrants, and, as a result, if the cash portion of the purchase price exceeds the amount available from the trust account, net of amounts needed to satisfy any redemptions by public shareholders, we may be required to seek additional financing to complete such proposed initial Business Combination. Subject to compliance with applicable securities laws, we would expect to complete such financing only simultaneously with the completion of our initial Business Combination. In the case of an initial Business Combination funded with assets other than the trust account assets, our proxy materials or tender offer documents disclosing the initial Business Combination would disclose the terms of the financing and, only if required by law, we would seek shareholder approval of such financing. There is no limitation on our ability to raise funds through the issuance of equity or equity-linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop agreements we may enter into following consummation of the IPO. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise. None of our Sponsors, officers, directors or shareholders is required to provide any financing to us in connection with or after our initial Business Combination.

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

Shareholders May Not Have the Ability to Approve Our Initial Business Combination

We may conduct redemptions without a shareholder vote pursuant to the tender offer rules of the SEC subject to the provisions of our second amended and restated memorandum and articles of association, as amended on February 7, 2023. However, we will seek shareholder approval if it is required by law or applicable stock exchange rule, or we may decide to seek shareholder approval for business or other reasons.

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

Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their public shares upon the completion of our initial Business Combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of our initial Business Combination, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares, subject to the limitations and on the conditions described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by any deferred underwriting commissions we will pay to the underwriters. Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and any public shares they may hold in connection with the completion of our initial Business Combination.

Limitations on Redemptions

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity- linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Manner of Conducting Redemptions

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A Ordinary Shares upon the completion of our initial Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed Business Combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company where we do not survive and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our second amended and restated memorandum and articles of association, as amended on February 7, 2023, would require shareholder approval. So long as we obtain and maintain a listing for our securities on NYSE, we will be required to comply with NYSE’s shareholder approval rules.

The requirement that we provide our public shareholders with the opportunity to redeem their public shares by one of the two methods listed above will be contained in provisions of our second amended and restated memorandum and articles of association, as amended on February 7, 2023, and will apply whether or not we maintain our registration under the Exchange Act or our listing on NYSE. Such provisions may be amended if approved by a special resolution as a matter of Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company.

If we provide our public shareholders with the opportunity to redeem their public shares in connection with a shareholder meeting, we will, pursuant to our second amended and restated memorandum and articles of association, as amended on February 7, 2023:

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

If we seek shareholder approval for the DiaCarta Business Combination, we will complete the DiaCarta Business Combination only if we obtain the approval of a special resolution under Cayman Islands law, which requires the affirmative vote of a two-thirds (2/3) majority of the shareholders who attend and vote at a general meeting of the company. A quorum for such meeting will be present if the holders of a majority of issued and outstanding shares entitled to vote at the meeting are represented in person or by proxy. Our Sponsor, officers and directors will count toward this quorum and, pursuant to the letter agreement, our Sponsor, officers and directors have agreed to vote their founder shares, private placement shares and any public shares purchased during or after the IPO (including in open market and privately-negotiated transactions) in favor of our initial Business Combination. For purposes of seeking approval of an ordinary resolution, non-votes will have no effect on the approval of our initial Business Combination once a quorum is obtained. As a result, after giving effect to the Extension Redemption, nil public shares would be required to achieve a quorum for shareholder meeting; and in addition to the Founder Shares, we would need 3,527,031 public shares to be voted in favor of the DiaCarta Business Combination in order to have the DiaCarta Business Combination approved (assuming all outstanding shares are voted)These quorum and voting thresholds, and the voting agreement of our Sponsor, officers and directors, may make it more likely that we will consummate the DiaCarta Business Combination. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or whether they were a public shareholder on the record date for the shareholder meeting held to approve the proposed transaction.

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

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed initial Business Combination exceed the aggregate amount of cash available to us, we will not complete the initial Business Combination or redeem any shares, and all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof. We may, however, raise funds through the issuance of equity- linked securities or through loans, advances or other indebtedness in connection with our initial Business Combination, including pursuant to forward purchase agreements or backstop arrangements we may enter into following consummation of the IPO, in order to, among other reasons, satisfy such net tangible assets or minimum cash requirements.

Limitation on Redemption Upon Completion of Our Initial Business Combination If We Seek Shareholder Approval

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to Excess Shares without our prior consent. We believe this restriction will discourage shareholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights against a proposed Business Combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public shareholder holding more than an aggregate of 20% of the shares sold in the IPO could threaten to exercise its redemption rights if such holder’s shares are not purchased by us, our Sponsor or our management at a premium to the then-current market price or on other undesirable terms. By limiting our shareholders’ ability to redeem no more than 20% of the shares sold in the IPO, we believe we will limit the ability of a small group of shareholders to unreasonably attempt to block our ability to complete our initial Business Combination, particularly in connection with a Business Combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. However, we would not restrict our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination.

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

If our initial proposed Business Combination is not completed, we may continue to try to complete a Business Combination with a different target by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal.

Redemption of Public Shares and Liquidation If No Initial Business Combination

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide that we will have until May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal. If we are unable to complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject, in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal.

Our Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to any founder shares held by them if we fail to complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal. However, if our Sponsor or management team acquire public shares in or after the IPO, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our second amended and restated memorandum and articles of association, as amended on February 7, 2023, (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal or (B) with respect to any other material provisions relating to shareholders’ right or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, (ii) in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association, as amended on February 7, 2023, (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity or (iii) if they redeem their respective shares for cash upon the completion of our initial Business Combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial Business Combination, a shareholder’s voting in connection with the Business Combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our second amended and restated memorandum and articles of association, as amended on February 7, 2023, like all provisions of our second amended and restated memorandum and articles of association, as amended on February 7, 2023, may be amended with a shareholder vote.

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

ITEM 1A. RISK FACTORS.

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, the prospectus associated with the IPO and the Registration Statement, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. For risk factors related to the DiaCarta Business Combination, please see the Business Combination Proxy Statement / Prospectus.

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

Our management has determined that substantial doubts exists about our ability to continue as a “going concern,” and our independent registered public accounting firm’s report contains an explanatory paragraph expresses substantial doubts about our ability to continue as a “going concern.”

As of December 31, 2022, we had approximately $21,000 in our operating bank account, and working capital deficit of approximately $4.7 million. On March 6, 2023, we issued the March 2023 Note to the sponsor to fund the payment of Contributions and for general corporate purposes. As of the date of this Annual Report, we have fully drawn down the March 2023 Note, with $380,000 were used to fund payment of Contributions and $220,000 were used for general corporate purposes. Further, we have been using the funds not held in the Trust Account for identifying and evaluating prospective acquisition candidates. We expect to incur significant costs in pursuit of our acquisition plans.

If we are unable to complete a business combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, we shall cease all operations except for the purpose of liquidating. The date for mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. No adjustments have been made to carrying amounts of assets or liabilities should we be required to liquidate after May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal. The accompanying consolidated financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

After giving effect to the Extension Redemption, our initial shareholders own approximately 50.6% of our issued and outstanding ordinary shares. Our initial shareholders and management team also may from time to time purchase Class A Ordinary Shares prior to our initial Business Combination. Our second amended and restated memorandum and articles of association, as amended on February 7, 2023 provides that, if we seek shareholder approval of an initial Business Combination, such initial Business Combination will be approved if we obtain the approval of an ordinary resolution under Cayman Islands law, which requires the affirmative vote of a majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares.

On February 7, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, the shareholders of the Company holding 31,281,090 Class A Ordinary Shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $318.1 million (approximately $10.18 per Class A Ordinary Share) was released from the trust account to pay such holders and approximately $103.6 million remained in the trust account. Following the Extension Redemption, 10,118,910 Class A Ordinary Shares remained outstanding.

As a result of deal structure, the DiaCarta Business Combination will be approved if we obtain the approval of a special resolution under Cayman Islands law, which requires the affirmative vote of a two-thirds (2/3) majority of the shareholders who attend and vote at a general meeting of the company, including the founder shares. After giving effect to the Extension Redemption, in addition to our initial shareholders’ founder shares, we would need 3,295,940, or 32.6% of the 10,118,910 public shares to be voted in favor of the DiaCarta Business Combination. After giving effect to the Extension Redemption, if an initial Business Combination may be approved by an ordinary resolution, we would need nil public shares to be voted for such initial Business Combination in order to have such initial Business Combination approved. Accordingly, if we seek shareholder approval of our initial Business Combination (including the DiaCarta Business Combination), the agreement by our initial shareholders and management team to vote in favor of our initial Business Combination will increase the likelihood that we will receive an ordinary resolution, being the requisite shareholder approval for such initial Business Combination.

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

Giving effect to the Extension, the requirement that we complete our initial Business Combination on or prior to May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a Business Combination will be aware that we must complete our initial Business Combination on or prior to May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal. Consequently, such target business may obtain leverage over us in negotiating a Business Combination, knowing that if we do not complete our initial Business Combination with that particular target business, we may be unable to complete our initial Business Combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial Business Combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

We may not be able to find a suitable target business and complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal. Our ability to complete our initial Business Combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein. For example, the COVID-19 outbreak could limit our ability to complete our initial Business Combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire. Further, financial markets may be adversely affected by current or anticipated military conflicts (including the military conflicts between Ukraine, the Russian Federation and Belarus that started in February 2022), terrorism, sanctions or other geopolitical events. If we have not completed our initial Business Combination within such time period, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

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

After giving effect to the Extension and Extension Redemption, our public shareholders will be entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial Business Combination, and then only in connection with those Class A Ordinary Shares that such shareholder properly elected to redeem, subject to the limitations and on the conditions described herein, (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our second amended and restated memorandum and articles of association, as amended on February 7, 2023 (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination on or prior to May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, and (iii) the redemption of our public shares if we are unable to complete an initial Business Combination on or prior to May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

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

Since the net proceeds of the IPO and the sale of the Private Placement Warrants are intended to be used to complete an initial Business Combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, because we had net tangible assets in excess of $5,000,000 upon the completion of the IPO and the sale of the Private Placement Warrants and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not be afforded the benefits or protections of those rules. Among other things, this means our Units will be immediately tradable and we will have a longer period of time to complete our initial Business Combination than do companies subject to Rule 419.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 20% of our Class A Ordinary Shares, you will lose the ability to redeem all such shares in excess of 20% of our Class A Ordinary Shares.

If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, our second amended and restated memorandum and articles of association, as amended on February 7, 2023 provides that a public shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 20% of the shares sold in the IPO without our prior consent, which we refer to as the “Excess Shares.” However, we would not be restricting our shareholders’ ability to vote all of their shares (including Excess Shares) for or against our initial Business Combination. Your inability to redeem the Excess Shares will reduce your influence over our ability to complete our initial Business Combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we complete our initial Business Combination. And as a result, you will continue to hold that number of shares exceeding 20% and, in order to dispose of such shares, would be required to sell your shares in open market transactions, potentially at a loss.

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

If the net proceeds of the IPO and the sale of the Private Placement Warrants not being held in the trust account are insufficient to allow us to operate until May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, it could limit the amount available to fund our search for a target business or businesses and complete our initial Business Combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our initial Business Combination.

Of the net proceeds of the IPO, only $1,000,000 were available to us initially outside the trust account to fund our working capital requirements. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed Business Combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are required to seek additional capital, we would need to borrow funds from our Sponsor, management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial Business Combination. Up to $1,500,000 of such loans may be convertible into private placement warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the private placement warrants. As of the date of this Annual Report, the aggregate principal amount of our borrowings from the Sponsor and DiaCarta amount to $1,480,000, consisting of (a) $500,000 outstanding under the September 2022 Note, (b) $600,000 outstanding under the March 2023 Note, and (c) $380,000 deposit advanced to the trust account by DiaCarta on our behalf, in connection with the Extension. In connection with our borrowings, each of the Sponsor and DiaCarta agreed to waive any and all rights to seek access to fund in our trust account. Prior to the completion of our initial Business Combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor or any target of our initial Business Combination as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial Business Combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless.

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

The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial Business Combination or make certain amendments to our second amended and restated memorandum and articles of association, as amended on February 7, 2023, our public shareholders are entitled to receive their pro-rata share of the proceeds held in the trust account, plus any interest income, net of taxes paid or payable (less, in the case we are unable to complete our initial Business Combination, $100,000 of interest). Negative interest rates could reduce the value of the assets held in trust such that the per-share redemption amount received by public shareholders may be less than $10.00 per share.

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

In order not to be regulated as an investment company under the Investment Company Act, unless we can qualify for an exclusion, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading “investment securities” constituting more than 40% of our assets on an unconsolidated basis. Our business will be to identify and complete a business combination and thereafter to operate the post-transaction business or assets for the long term. We do not plan to buy businesses or assets with a view to resale or profit from their resale. We do not plan to buy unrelated businesses or assets or to be a passive investor.

On March 30, 2022, the SEC issued proposed rules relating to, among other items, the extent to which SPACs like us could become subject to regulation under the Investment Company Act of 1940. The SEC’s proposed rules would provide a safe harbor for companies like us from the definition of “investment company” under Section 3(a)(1)(A) of the Investment Company Act, provided that they satisfy certain conditions that limit a company’s duration, asset composition, business purpose and activities. The duration component of the proposed safe harbor rule would require the company to file a Current Report on Form 8-K with the SEC announcing that it has entered into an agreement with the target company (or companies) to engage in an initial business combination no later than 18 months after the effective date of the company’s registration statement for its initial public offering. The company would then be required to complete its initial business combination no later than 24 months after the effective date of its registration statement for its initial public offering.

As a result, it is possible that a claim could be made in the future that we have been operating as an unregistered investment company. If we were deemed to be an investment company for purposes of the Investment Company Act, our activities would be severely restricted. In addition, we would be subject to additional burdensome regulatory requirements and expenses for which we have not allotted funds. As a result, unless the Company is able to modify its activities so that we would not be deemed an investment company under the Investment Company Act, we may abandon our efforts to consummate a business combination and instead liquidate the Company. If we are required to liquidate the Company, our investors would not be able to realize the benefits of owning shares or investing in a successor operating business, including the potential appreciation in the value of our shares and warrants following such a transaction, and our warrants would expire worthless. Furthermore, following the consummation of the Business Combination, if HH&L had been deemed to be an investment company for purposes of the Investment Company Act prior to the Business Combination, it may result in negative consequences for DiaCarta PubCo, which may adversely affect its business, results of operation, financial condition and prospects.

In order to mitigate the risk of being viewed as operating an unregistered investment company, on February 7, 2023, we instructed Continental Stock Transfer & Trust Company, the trustee with respect to the trust account, to liquidate the U.S. government treasury bills or money market funds held in the trust account and thereafter to hold all funds in the trust account in cash items until the earlier of consummation of an initial business combination and liquidation. Such cash items may include interest bearing demand deposit accounts at banks.

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

If we are unable to consummate our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, our public shareholders may be forced to wait beyond such date before redemption from our trust account.

If we are unable to consummate our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our second amended and restated memorandum and articles of association, as amended on February 7, 2023, prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial Business Combination prior thereto and only then in cases where investors have sought to redeem their Class A Ordinary Shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial Business Combination.

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

Pursuant to the registration rights agreement, dated February 5, 2021, entered into among the Company and the Sponsor, our initial shareholders and their permitted transferees can demand that we register the Class A Ordinary Shares into which founder shares are convertible, holders of our private placement warrants and their permitted transferees can demand that we register the private placement warrants and the Class A Ordinary Shares issuable upon exercise of the private placement warrants, and holders of securities that may be issued upon conversion of working capital loans may demand that we register such units, shares, warrants or the Class A Ordinary Shares issuable upon exercise of such warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A Ordinary Shares. In addition, the existence of the registration rights may make our initial Business Combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our Class A Ordinary Shares that is expected when the ordinary shares owned by our initial shareholders, holders of our private placement warrants or holders of our working capital loans or their respective permitted transferees are registered.

Because we are neither limited to evaluating a target business in a particular industry sector nor have we selected any target businesses with which to pursue our initial Business Combination, you will be unable to ascertain the merits or risks of any particular target business’s operations.

Our efforts to identify a prospective initial Business Combination target will not be limited to a particular industry, sector or geographic region. While we may pursue an initial Business Combination opportunity in any industry or sector, we intend to capitalize on the ability of our management team to identify and acquire a business or businesses that can benefit from our management team’s established global relationships and operating experience. Our management team has extensive experience in identifying and executing strategic investments globally and has done so successfully in a number of sectors, including financial services and healthcare sectors. Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, prohibits us from effectuating a Business Combination with another blank check company or similar company with nominal operations. Because we have not yet selected or approached any specific target business with respect to a Business Combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we complete our initial Business Combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors or that we will have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. We also cannot assure you that an investment in our units will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a Business Combination target. Accordingly, any shareholders who choose to remain shareholders following the Business Combination could suffer a reduction in the value of their securities. Such shareholders are unlikely to have a remedy for such reduction in value unless they are able to successfully claim that the reduction was due to the breach by our officers or directors of a duty of care or other fiduciary duty owed to them, or if they are able to successfully bring a private claim under securities laws that the proxy solicitation or tender offer materials, as applicable, relating to the Business Combination contained an actionable material misstatement or material omission.

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

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, authorizes the issuance of up to 500,000,000 Class A Ordinary Shares, par value $0.0001 per share, 50,000,000 Class B ordinary shares, par value $0.0001 per share, and 5,000,000 preference shares, par value $0.0001 per share. There are currently 458,600,000 and 39,650,000 authorized but unissued Class A Ordinary Shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares. The Class B ordinary shares are automatically convertible into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination, initially at a one-for-one ratio but subject to adjustment as set forth herein and in our second amended and restated memorandum and articles of association, as amended on February 7, 2023, including in certain circumstances in which we issue Class A Ordinary Shares or equity-linked securities related to our initial Business Combination. There are no preference shares issued and outstanding.

We may issue a substantial number of additional Class A Ordinary Shares or preference shares to complete our initial Business Combination or under an employee incentive plan after completion of our initial Business Combination. We may also issue Class A Ordinary Shares upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial Business Combination as a result of the anti-dilution provisions as set forth therein. However, our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide, among other things, that prior to our initial Business Combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial Business Combination. These provisions of our second amended and restated memorandum and articles of association, as amended on February 7, 2023, like all provisions of our second amended and restated memorandum and articles of association, as amended on February 7, 2023, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

Until we consummate our initial Business Combination, we intend to engage in the business of identifying and combining with one or more businesses. Each of our officers, directors and advisory board member presently has, and any of them or future members of the advisory board in the future may have, additional fiduciary or contractual obligations to other entities pursuant to which such officer, director or advisory board member is or will be required to present a Business Combination opportunity to such entity. In particular, Mr. Fang, in his capacity as the chairman of our advisory board, acts solely in an advisory capacity and does not owe us any fiduciary or contractual duty to provide us with investment opportunities while he at the same time is subject to certain fiduciary or contractual duties to other entities for which he serves as a director, officer or other position. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor and a potential target business may be presented to another entity prior to its presentation to us, subject to the fiduciary duties of our directors and officers under Cayman Islands law. Our second amended and restated memorandum and articles of association, as amended on February 7, 2023 provide that, to the fullest extent permitted by applicable law: (i) no individual serving as a director or an officer shall have any duty, except and to the extent expressly assumed by contract, to refrain from engaging directly or indirectly in the same or similar business activities or lines of business as us; and (ii) we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for any director or officer, on the one hand, and us, on the other.

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

On September 7, 2020, our Sponsor paid $25,000, or approximately $0.002 per share, to cover certain of our offering expenses in exchange for 14,375,000 founder shares. On January 20, 2021, our Sponsor returned to us 5,750,500 founder shares for no consideration, following which our Sponsor holds 8,625,000 founder shares. On February 4, 2021, our Sponsor transferred an aggregate of 66,000 of its founder shares, or 22,000 each to our independent directors for their board service for no cash consideration. On February 4, 2021, we effected a share dividend of 1,725,000 founder shares, resulting in an aggregate of 10,350,000 founder shares outstanding. Prior to the initial investment in the company of $25,000 by the Sponsor, the company had no assets, tangible or intangible. The purchase price of the founder shares was determined by dividing the amount of cash contributed to the company by the number of founder shares issued. After giving effect to the Extension Redemption, the Sponsor owns approximately 50.620% of the issued and outstanding ordinary shares. The founder shares will be worthless if we do not complete an initial Business Combination. In addition, our Sponsor purchased an aggregate of 10,280,000 warrants at a price of $1.00 per warrant for an aggregate purchase price of $10,280,00. The Private Placement Warrants will also be worthless if we do not complete our initial Business Combination. The personal and financial interests of our officers and directors may influence their motivation in identifying and selecting a target Business Combination, completing an initial Business Combination and influencing the operation of the business following the initial Business Combination. This risk may become more acute as May 9, 2023 nears, which is the deadline for our completion of an initial Business Combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete a Business Combination, which may adversely affect our leverage and financial condition and thus negatively impact the value of our shareholders’ investment in us.

Although we have no commitments as of the date of this Annual Report on Form 10-K to issue any notes or other debt securities, we may choose to incur additional substantial debt to complete our initial Business Combination. We and our officers have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to the monies held in the trust account. As of the date of this Annual Report, the aggregate principal amount of our borrowings from the Sponsor and other third parties amount to $1,480,000, consisting of (a) $500,000 outstanding under the September 2022 Note, (b) $600,000 outstanding under the March 2023 Note, and (c) $380,000 deposit advanced to the trust account by DiaCarta on our behalf, in connection with the Extension. In connection with our borrowings, each of the Sponsor and DiaCarta agreed to waive any and all rights to seek access to fund in our trust account.

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

We may only be able to complete one Business Combination with a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

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

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. In addition, our proposed initial Business Combination may impose a minimum cash requirement for (i) cash consideration to be paid to the target or its owners, (ii) cash for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions. As a result, we may be able to complete our initial Business Combination even though a substantial majority of our public shareholders do not agree with the transaction and have redeemed their shares or, if we seek shareholder approval of our initial Business Combination and do not conduct redemptions in connection with our initial Business Combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to our Sponsor, officers, directors, advisors or any of their affiliates. In the event the aggregate cash consideration we would be required to pay for all Class A Ordinary Shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed Business Combination exceed the aggregate amount of cash available to us, we will not complete the Business Combination or redeem any shares, all Class A Ordinary Shares submitted for redemption will be returned to the holders thereof, and we instead may search for an alternate Business Combination.

In order to effectuate an initial Business Combination, special purpose acquisition companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our second amended and restated memorandum and articles of association, as amended on February 7, 2023, or governing instruments in a manner that will make it easier for us to complete our initial Business Combination that our shareholders may not support.

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

On February 7, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, the shareholders of the Company holding 31,281,090 Class A Ordinary Shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account (the “Extension Redemption”). As a result, approximately $318.1 million (approximately $10.18 per Class A Ordinary Share) was released from the trust account to pay such holders and approximately $103.6 million remained in the trust account. Following the Extension Redemption, 10,118,910 Class A Ordinary Shares remained outstanding.

Further amending our second amended and restated memorandum and articles of association, as amended on February 7, 2023, will require a special resolution under Cayman Islands law, which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the then outstanding private placement warrants. In addition, our second amended and restated memorandum and articles of association, as amended on February 7, 2023, requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete an initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. To the extent any of such amendments would be deemed to fundamentally change the nature of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities. We cannot assure you that we will not seek to amend our charter or governing instruments or extend the time to consummate an initial Business Combination in order to effectuate our initial Business Combination.

The provisions of our second amended and restated memorandum and articles of association that relate to our pre-Business Combination activity (and corresponding provisions of the agreement governing the release of funds from our trust account) may be amended with the approval of holders of not less than two-thirds of our ordinary shares who attend and vote at a general meeting of the company (or 65% of our ordinary shares with respect to amendments to the trust agreement governing the release of funds from our trust account), which is a lower amendment threshold than that of some other special purpose acquisition companies. It may be easier for us, therefore, to amend our amended and restated memorandum and articles of association to facilitate the completion of an initial Business Combination that some of our shareholders may not support.

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, provide that any of its provisions related to pre-Business Combination activity (including the requirement to deposit proceeds of the IPO and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, under Cayman Islands law which requires the affirmative vote of a majority of at least two-thirds of the shareholders who attend and vote at a general meeting of the company, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of 65% of our ordinary shares. After giving effect to the Extension Redemption, our initial shareholders, who collectively beneficially own approximately 50.6% of our ordinary shares, will participate in any vote to amend our second amended and restated memorandum and articles of association, as amended on February 7, 2023, and/or trust agreement, as amended on February 7, 2023, and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated memorandum and articles of association which govern our pre-Business Combination behavior more easily than some other special purpose acquisition companies, and this may increase our ability to complete a Business Combination with which you do not agree. Our shareholders may pursue remedies against us for any breach of our second amended and restated memorandum and articles of association, as amended on February 7, 2023.

Our Sponsor, officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to allow redemption in connection with our initial Business Combination or to redeem 100% of our public shares if we do not complete our initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity, unless we provide our public shareholders with the opportunity to redeem their Class A Ordinary Shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to pay our taxes, divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, officers, or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

On February 7, 2023, the Company held the Extension Meeting, at which the shareholders of the Company approved the Extension Proposals. In connection with the Extension Meeting, the shareholders of the Company holding 31,281,090 Class A Ordinary Shares exercised their option to redeem their shares for a pro rata portion of the funds in the trust account. As a result, approximately $318.1 million (approximately $10.18 per Class A Ordinary Share) was released from the trust account to pay such holders and approximately $103.6 million remained in the trust account. Following the Extension Redemption, 10,118,910 Class A Ordinary Shares remained outstanding.

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

After giving effecting to the Extension Redemption, our initial shareholders own approximately 50.6% of our issued and outstanding ordinary shares. Accordingly, they may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our second amended and restated memorandum and articles of association, as amended on February 7, 2023. If our initial shareholders purchase any additional Class A Ordinary Shares in the aftermarket or in privately negotiated transactions, this would increase their control. Neither our initial shareholders nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in the IPO prospectus. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A Ordinary Shares. In addition, our board of directors, whose members were elected by our Sponsor, is and will be divided into three classes, each of which will generally serve for a terms for three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to elect new directors prior to the completion of our initial Business Combination, in which case all of the current directors will continue in office until at least the completion of the Business Combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial shareholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial shareholders will continue to exert control at least until the completion of our initial Business Combination.

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

Provisions in our second amended and restated memorandum and articles of association, as amended on February 7, 2023, may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our Class A Ordinary Shares and could entrench management.

Our second amended and restated memorandum and articles of association, as amended on February 7, 2023, contain provisions that may discourage unsolicited takeover proposals that shareholders may consider to be in their best interests. These provisions include a staggered board of directors and the ability of the board of directors to designate the terms of and issue new series of preference shares, which may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

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

Under the Holding Foreign Companies Accountable Act (“HFCAA”) which was signed into law on December 18, 2020, issuer with securities publicly listed on a U.S. securities exchange for three consecutive years, trading of such securities on such exchange or over-the-counter markets may be prohibited, which may result in the delisting of such securities from the relevant exchange and prohibition of trading of such securities in the over-the-counter trading market in the U.S. On March 24, 2021, the SEC adopted interim final rules relating to the implementation of certain disclosure and documentation requirements of the HFCAA. On June 22, 2021, the U.S. Senate passed a bill, the Accelerating Holding Foreign Companies Accountable Act which, if passed by the U.S. House of Representatives and signed into law, would reduce the number of consecutive non-inspection years required for triggering the prohibitions under the HFCAA from three years to two, thus reducing the time period before such securities may be prohibited from trading or be delisted. On November 5, 2021, the SEC approved the PCAOB’s Rule 6100, Board Determinations Under the Holding Foreign Companies Accountable Act. Rule 6100 provides a framework for the PCAOB to use when determining, as contemplated under the HFCAA, whether it is unable to inspect or investigate completely registered public accounting firms located in a foreign jurisdiction because of a position taken by one or more authorities in that jurisdiction. On December 2, 2021, the SEC adopted amendments to finalize rules implementing the submission and disclosure requirements in the HFCAA. These amendments finalize the interim final rules adopted in March. The amendments apply to registrants the SEC identifies as having filed an annual report issued by a registered public accounting firm that is located in a foreign jurisdiction and that the PCAOB is unable to inspect or investigate (“Commission-Identified Issuer”). The amendments require that Commission-Identified Issuer to submit documentation to the SEC establishing that, if true, it is not owned or controlled by a governmental entity in the public accounting firm’s foreign jurisdiction. The amendments also require that a Commission-Identified Issuer that is a “foreign issuer,” provide certain additional disclosures in its annual report for itself and any of its consolidated foreign operating entities. On December 16, 2021, pursuant to the HFCAA, the PCAOB issued a determination report designating the PRC and Hong Kong as the jurisdictions where the PCAOB is not allowed to conduct full and complete audit inspections and identified 35 and 28 registered public accounting firms headquartered in the PRC and Hong Kong, respectively, as firms that the PCAOB is unable to inspect or investigate completely. Pursuant to these determinations, the SEC will identify issuers that have used non-inspected auditors by reviewing issuers’ annual reports for the fiscal year ended December 31, 2022 and thus such issuers are at risk of suspension in the future as discussed above. On March 8, 2022, the SEC published a provisional list of Commission-Identified Issuers.

On August 26, 2022, the PCAOB announced and signed a Statement of Protocol (the “Protocol”) with the China Securities Regulatory Commission and the Ministry of Finance of the People’s Republic of China. The Protocol provides the PCAOB with: (1) sole discretion to select the firms, audit engagements and potential violations it inspects and investigates, without any involvement of Chinese authorities; (2) procedures for PCAOB inspectors and investigators to view complete audit work papers with all information included and for the PCAOB to retain information as needed; (3) direct access to interview and take testimony from all personnel associated with the audits the PCAOB inspects or investigates.

On December 15, 2022, the PCAOB issued a new Determination Report (the “2022 Determination Report”) which: (1) vacated the determination report issued in 2021; and (2) concluded that the PCAOB has been able to conduct inspections and investigations completely in the PRC and Hong Kong in 2022. The 2022 Determination Report cautions, however, that authorities in the PRC might take positions at any time that would prevent the PCAOB from continuing to inspect or investigate completely. As required by the HFCAA, if in the future the PCAOB determines it no longer can inspect or investigate completely because of a position taken by an authority in the PRC, the PCAOB will act expeditiously to consider whether it should issue a new determination.

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

ITEM 3. LEGAL PROCEEDINGS.

As of December 31, 2022, to the knowledge of our management, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

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

Holders

As of December 31, 2022, there were one holder of record of our units, one holders of record of our Class A Ordinary Shares, four holders of record of our Class B ordinary shares and two holder of record of our warrants.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

References to the “Company,” “HH&L Acquisition Co.,” “HH&L Acquisition,” “our,” “us” or “we” refer to HH&L Acquisition Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes and risk factors thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is HH&L Investment Co., a Cayman exempted company (the “Sponsor”). The registration statement for our initial public offering (“IPO”) was declared effective on February 4, 2021. On February 9, 2021, we consummated our IPO of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions On October 7, 2022, one of our underwriters waived their entitlement to their deferred fee of approximately $8.7 million. On October 13, 2022, the remaining underwriter has waived entitlement to their deferred fee only with respect to the Proposed Business Combination as defined below. (See Note 5 to the accompanying consolidated financial statements).

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

Pursuant to the second amended and restated memorandum and articles of association, as amended on February 7, 2023, if we are unable to complete the initial Business Combination by May 9, 2023, assuming the board of us has taken appropriate actions in accordance with the Extension Amendment Proposal, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete the initial Business Combination by May 9, 2023, assuming the board of us has taken appropriate actions in accordance with the Extension Amendment Proposal. However, if our Sponsor or management team acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time period.

Proposed Business Combination

On October 14, 2022, we entered into a Business Combination Agreement by and among us, Diamond Merger Sub Inc., a Delaware corporation and a direct wholly owned subsidiary of us, and DiaCarta, Ltd., a Cayman Islands exempted company limited by shares, as fully disclosed in a Current Report on Form 8-K as filed with the SEC by us on October 14, 2022 and in our registration statement on Form S-4/A filed with the SEC on January 23, 2023.

The obligations of the parties (or, in some cases, some of the parties) to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others: (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect both for us and DiaCarta and its subsidiaries, (iv) the delivery of customary closing certificates, (v) the waiting period of periods required by any Antitrust Authorities and any other Governmental Approvals shall have been obtained, expired or been terminated, as applicable, (vi) the absence of a legal prohibition on consummating the transactions, (vii) approval by us and DiaCarta’s shareholders, (viii) approval of the listing on the NYSE for newly issued shares, and (ix) we having at least $5,000,001 of net tangible assets remaining after redemption.

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

Additionally, on October 7, 2022, we received a letter from Goldman Sachs (Asia) L.L.C. (“Goldman Sachs”), which, among others, waived any entitlement to their respective portions of the $14,490,000 deferred underwriting fee, and on October 13, 2022, we executed a letter agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), whereby Credit Suisse waived their respective portions of the remaining deferred underwriting fee with respect to the Proposed Business Combination.

On January 20, 2023, our Company, Merger Sub and DiaCarta entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”), pursuant to which the Business Combination Agreement was amended to provide that, among other things, DiaCarta shall prepare and submit to NYSE or Nasdaq an initial listing application, if required under NYSE or Nasdaq rules, in connection with the transactions contemplated by the Business Combination Agreement and covering the shares of Domesticated SPAC Common Stock issuable in accordance with the Business Combination Agreement and obtain approval for the listing on NYSE or Nasdaq of such shares of Domesticated SPAC Common Stock.

Extension, Redemptions and Trust Account

On February 7, 2023, we held an extraordinary general meeting (the “Extraordinary General Meeting At the Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend our second amended and restated memorandum and articles of association (the “Second MAA”) to extend the date (the “Termination Date”) by which we must (i) consummate the Business Combination or (ii) cease our operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s Public Shares (the “Extension”) from February 9, 2023 to March 9, 2023 (the “First Extended Date”), and if we do not consummate a Business Combination by the First Extended Date, the period of time to consummate a Business Combination may be extended, without the approval of the Company’s shareholders, by resolutions of our board of directors (the “Board”) at least three days prior to First Extended Date, and to April 9, 2023 (the “Second Extended Date”); and may be further extended, by resolutions of the Board passed at least three days prior to the Second Extended Date, to May 9, 2023 (the “Third Extended Date”, and each of the First Extended Date, the Second Extended Date and the Third Extended Date, an “Extended Date”), for two

additional one-month periods, for an aggregate of two months (each, an “Additional Extension Period”) (the “Extension Amendment Proposal”) and (2) the proposal to approve amendment of our Investment Management Trust Agreement, dated February 5, 2021 (the “Trust Amendment”) to allow us to maintain any remaining amount in the Trust Account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal”), and together with the Extension Amendment Proposal, the “Extension Proposals”). In connection with the Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account.

On February 7, 2023, in connection with the Extraordinary General Meeting held on February 7, 2023 (the “Extraordinary General Meeting”), our Company and Continental Stock Transfer & Trust Company entered into the Amended and Restated Investment Management Trust Agreement (“Amended and Restated Trust Agreement”) to (i) reflect the Extension (as defined below) and (ii) allow the Company to maintain any remaining amount in its Trust Account established in connection with its IPO (the “Trust Account”) in an interest bearing demand deposit account at a bank (the “Trust Amendment”). A copy of the Amended and Restated Trust Agreement was filed on February 9, 2023 with the SEC on a Current Report on Form 8-K.

In connection with the Extension Amendment Proposal, we agreed that for the period from February 9, 2023 until the First Extended Date, we shall deposit into the Trust Account $380,000 for the benefit of Public Shareholders who did not redeem as of February 9, 2023 (the “First Contribution”), (B) if we do not consummate a Business Combination by the First Extended Date and the Board elects to extend the period to consummate a Business Combination from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, we shall deposit into the Trust Account another $380,000 for the benefit of Public Shareholders who did not redeem as of the First Extended Date (the “Second Contribution”), and (C) if the we do not consummate a Business Combination by the Second Extended Date and the Board elects to extend the period to consummate a business combination from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, we shall deposit into the Trust Account the lesser another $380,000 for each Public Shareholders that did not redeem as of the Second Extended Date (the “Third Contribution”, and together with the First Contribution and the Second Contribution, the “Contributions”, each, a “Contributions”).

The First Contribution was deposited in the Trust Account on February 16, 2023, being seven calendar days from February 9, 2023. The Second Contribution was deposited into the Trust Account on March 16, 2023, and the Third Contribution, if applicable, will be deposited into the Trust Account on April 16, 2023. Our Sponsor and DiaCarta each will loan our Company 50% of each Contribution in advance of its deposit into the Trust Account. The loans to our Company for the Contributions will not bear interest and will be repayable by us to our Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if we are unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. If the Company terminates an Additional Extension Period at any time up to the applicable Extended Date, we will liquidate and dissolve in accordance with the Second MAA, provided that we shall have deposited the applicable Contribution for such Additional Extension Period.

Each of our Company and DiaCarta is responsible for one half of the costs and expenses in connection with the Extension, including the entire cost of soliciting proxies.

Liquidity and Going Concern

As of December 31, 2022, we had approximately $21,000 in our operating bank account, and a working capital deficit of approximately $4.6 million, exclusive of working capital loan – related party of $500,000, respectively.

Our liquidity needs until the IPO were satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and a loan of approximately $185,000 from our Sponsor pursuant to the Note (as defined in Note 4 in our consolidated financial statements. We repaid the Note in full in February 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, our Sponsor or an affiliate of our Sponsor, or certain of our officers and directors may, but are not obligated to, provide us the Company Working Capital Loans (as defined in the notes to the consolidated financial statements). As of December 31, 2022 and 2021, there were $500,000 and $0 outstanding under Working Capital Loans.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” our management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. As such, our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal (taking into account the extension as described in above, the “Combination Period”), or such later time as the Company’s shareholders may approve in accordance with our charter. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or an affiliate of our Sponsor certain of our officers and directors to meet our obligations through the earlier of the consummation of our Business Combination or the time of liquidation. The consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this report and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these consolidated financial statements.

Results of Operations

Our entire activity from inception to December 31, 2022 was in preparation for our formation and the IPO, and since the IPO, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.

For the year ended December 31, 2022, we had a net income of approximately $17.7 million, which consisted of approximately $15.8 million of non-operating income resulting from the change in fair value of derivative warrant liabilities, approximately $296,000 of gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities, and approximately $6.1 million of income from investments held in Trust Account, offset by approximately $4.3 million of general and administrative expenses and $180,000 of general and administrative expenses - related party.

For the year ended December 31, 2021, we had income of approximately $1.3 million, which consisted of approximately $3.9 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $24,000 of income from investments held in Trust Account, offset by approximately $1.6 million of general and administrative expenses, $165,000 of general and administrative expenses - related party and approximately $821,000 of financing costs - derivative warrant liabilities.

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the IPO, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees.

For the years ended December 31, 2022 and 2021, we incurred approximately $180,000 and $165,000 in general and administrative expenses - related party, respectively. As of December 31, 2022 and 2021, there was $345,000 and $165,000 outstanding related to these expenses, respectively, in accounts payable - related party on the consolidated balance sheets included in Item 8 in the Annual Report on Form 10-K.

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

On October 7, 2022, Goldman Sachs, one of the participating underwriters in our Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $8.4 million and a gain from extinguishment of the deferred underwriting commissions allocated to derivative warrant liabilities of approximately $296,000 as presented on the consolidated statements of operations included in Item 8 in the Annual Report on Form 10-K.

On October 13, 2022, we entered into an agreement with Credit Suisse Securities (USA) LLC (“Credit Suisse”), as representative of several underwriters named therein, in which Credit Suisse, as the representative of the remaining underwriters, agreed to waive their respective portions of the remaining deferred underwriting fee with respect to the Proposed Business Combination.

Critical Accounting Policies and Estimates

This management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies and estimates:

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and debt with convertible features, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of December 31, 2022 and 2021, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 41,400,000 shares of Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our consolidated balance sheets.

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the IPO and the Private Placement to purchase an aggregate of 30,980,000 shares of ordinary share in the calculation of diluted income per share, because their exercise is contingent upon future events. As a result, diluted net income per share is the same as basic net income (loss) per share for the years ended December 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying consolidated financial statements.

Off-Balance Sheet Arrangements

As of December 31, 2022 and 2021, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of December 31, 2022.

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

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Management’s Annual Report on Internal Controls over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our consolidated financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company;
(ii)	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
(iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our consolidated financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2022. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission

(COSO) in Internal Control -- Integrated Framework (2013). Based on our assessments and those criteria, management determined that our internal controls over financial reporting were effective as of December 31, 2022.

This report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. As an emerging growth company, our management’s report is not subject to attestation by our independent registered public accounting firm.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2022 covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our officers and director are as follows:

Name	Age	Position
Kenneth W. Hitchner	62	Chairman of the board
Richard Qi Li	53	Chief executive officer and director
Huanan Yang	38	Chief operating officer and director
Yingjie (Christina) Zhong	53	Chief financial officer
Derek Nelsen Sulger	50	Independent director
Dr. Jingwu Zhang Zang	66	Independent director
Qingjun Jin	65	Independent director
Professor Frederick Si Hang Ma	71	Independent director

Kenneth W. Hitchner, 62, the chairman of our board, brings a wealth of financial services experience through a 28-year career at Goldman Sachs. Mr. Hitchner began his career at Goldman Sachs in New York City, United States in 1991 in the investment banking division and became a partner in 2002. Over the course of his career at Goldman Sachs from 1991 to 2019, Mr. Hitchner held various leadership positions in creating and growing several key business units spanning industry verticals and multiple geographies. Prior to his retirement from Goldman Sachs, Mr. Hitchner served as the chairman and chief executive officer of Goldman Sachs in Asia Pacific Ex-Japan and a member of Goldman Sachs’ Global Management Committee. Mr. Hitchner was a founding member of Goldman Sachs’ healthcare banking group, which he joined in 1995. He later on served as global head of the healthcare banking group and global co-head of the technology, media and telecom Group. Following his relocation to Hong Kong in 2013, Mr. Hitchner, in his capacity as the chairman and chief executive officer of Goldman Sachs in Asia Pacific Ex-Japan, provided oversight to a number of significant transactions leveraging his extensive knowledge and experience in leading healthcare transactions, particular in the biotech sector, as well as technology related transactions. As part of his leadership role at Goldman Sachs Asia, Mr. Hitchner drove business initiatives to capitalize on new economy trends with a focus on the healthcare sector and further developed and grew Goldman Sachs’ Asia business overall. Mr. Hitchner currently serves as a board member of Shanghai-based Wuxi Biologics (Cayman) Inc. and a senior advisor to Wuxi AppTec Co., Ltd., two of China’s leading healthcare companies. Additionally, Mr. Hitchner has served as a senior advisor to Valliance Asset Management Limited, a multi-strategy fund, since 2020, and a member of the advisory board of Antler, a global early-stage venture capital firm, since 2021. Mr. Hitchner also served as a non- executive director of CStone Pharmaceuticals Co., Ltd. since

December 2021. Although Mr. Hitchner has retired from Goldman Sachs and no longer holds any management or employment position at Goldman Sachs, he has an honorary title of senior director of Goldman Sachs.

Richard Qi Li, 53, our chief executive officer and director, has more than two decades of experience in investments, capital markets, corporate finance, and risk management. Mr. Richard Qi Li is the Founder and Chairman of the Board of Chenghe Acquisition Co. (“CHEA”), a special purpose acquisition company incorporated for the purposes of effecting a business combination. CHEA completed its initial public offering in April 2022. As of the date of this Annual Report, CHEA is in search of business combination targets. He is Chairman of Chenghe Group Limited, a BVI registered investment holding company, the Founder and a director of the board of Chenghe Capital Management Limited, an asset management company based in Hong Kong, the Founder and a director of the board of Chenghe Investment Private Ltd, asset management company based in Singapore and limited partner of Chenghe Capital Limited Partnership. Mr. Li had been, from 2017 to 2020, the chief investment officer and, from 2019 to 2020, the chief operating officer of China Great Wall AMC (International) Holdings Ltd. and, from 2018 to 2020, the chief executive officer of Great Wall Pan Asia Asset Management Ltd., both subsidiaries of China Great Wall Asset Management Co. Ltd., a leading asset management company based in China. Mr. Li was previously a managing director and the head of China securities at Goldman Sachs Asia from 2013 to 2017, and worked at Deutsche Bank Hong Kong from 2003 to 2013, including as a managing director and the head of north Asia capital markets and treasury solutions. Mr. Li has also worked at Merrill Lynch, the World Bank, and the Ministry of Finance of the PRC. Mr. Li’s experience in the healthcare sector includes investments in two top-tier European healthcare businesses and WeDoctor, which is one of China’s top-tier online healthcare companies. He has also been involved in investments in the e-commerce, consumer, energy and real estate sectors in Asia and globally. Mr. Li also has experience leading several significant capital raising transactions. Mr. Li obtained a bachelor’s degree in mathematics and a master’s degree in economics from Nankai University in China and a master of business administration from Columbia Business School. He was also a visiting scholar at Harvard University in 2019.

Huanan Yang, 38, our chief operating officer and director, currently serves as an executive director of HOPU Investments, where he is primarily responsible for sourcing, structuring and executing late stage growth as well as buyout investment opportunities. He also shares broad portfolio management responsibilities including strategy, executive recruiting, financing, restructuring, business development and other corporate matters. Mr. Yang acts as board member and observer of several of portfolio companies of HOPU Investments. Prior to joining HOPU Investments in 2014, Mr. Yang worked in the Asia Growth Fund of The Carlyle Group in 2013, and previously served in a corporate development role at the MAERSK Group from 2009 to 2012. Mr. Yang obtained a bachelor’s degree in electrical engineering from Fudan University in China, a master’s degree of engineering from Dartmouth College and a MBA degree from Harvard Business School.

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

Dr. Jingwu Zhang Zang, 66, one of our independent directors, is the founder of I-Mab and has served as its chairman since September 2022. Prior to such appointment, Dr. Zang served as its chairman and chief executive officer from 2016 to October 2019, its honorary chairman from October 2019 to March 2021, and acting chief executive officer from December 2021 to September 2022. Prior to founding I-Mab, Dr. Zang served as the chief scientific officer and president of Simcere Pharmaceutical Group and BioScikin Co., Ltd. from 2013 to 2016. Dr. Zang held senior management positions at GlaxoSmithKline (GSK), as the global senior vice president and head of GSK’s Research and Development in China, from 2007 to 2013. The academic career of Dr. Zang started at Dr. Willems Institute and University of Limburg in Belgium in 1990. Dr. Zang was a professor at Baylor College of Medicine in Houston from 1996 to 2002 and later joined the Chinese Academy of Sciences as the founding director of the Institute of Health Sciences and as a co-director of Institute Pasteur Shanghai, an independent nonprofit life science institute to address public health problems in China, where he served as its director from 2004 to 2006. Dr. Zang also served as a director of Shanghai Institute of Immunology from 2002 to 2007. Dr. Zang received his M.D. from Shanghai Second Medical University (now part of Shanghai Jiaotong University in China) in 1984, and his Ph.D. in neuroimmunology from the University of Brussels in Belgium in 1990. Dr. Zang conducted his post-doctoral work at Harvard Medical School in 1992, and obtained his U.S. medical license from the Texas Medical Board through a clinical residency at Baylor College of Medicine in Houston in 1999.

Qingjun Jin, 65, one of our independent directors, is currently and has been a senior partner at King & Wood Mallesons since 2002, where his practice focuses on corporate finance, capital market and bankruptcy. Mr. Jin currently serves and has served as a director of Goldstream Investment Limited since 2019, a director of Shenzhen Cheng Chung Design Co., Ltd. since 2018, a director of Shenzhen Kingkey Smart Agriculture Times Co., Ltd. since 2018, a director of Bank of Tianjin Co., Ltd. since 2017, a director of Hengqin Life Insurance Co., Ltd. since 2017, a director of Central Development Holdings Limited since 2017, a director of Sino-Ocean Group Holding Limited Since 2016, a director of Times China Holdings Limited since 2015, a director of Guotai Junan Securities Co., Ltd. from 2013 to 2021 and a director of Invesco Great Wall Fund Management Co., Ltd. since 2003. Previously, Mr. Jin had served as a director of CSG Holding Co., Ltd. from 2016 to 2019, a director of Konka Group Co., Ltd. from 2015 To 2018, a director of Gemdale Corporation from 2014 to 2017, a director of Dagang Holding Group Co., Ltd. from 2015 to 2016, a director of Materwork Group Co., Ltd. from 2013 to 2016 and a director of New China Assets Management Co., Ltd. from 2010 to 2016. Mr. Jin obtained a bachelor’s degree from Anhui University in 1982 and an LL.M. degree from the Graduate School of China University of Political Science and Law in 1987. He was a research fellow at Harvard Kennedy School of Government in 2009. Before joining King & Wood Mallesons in 2002, Mr. Jin served as a lawyer in JSM Hong Kong, Clyde & Co., London and Beijing C&C law firm from 1987 to 1993, and was the founding partner of Shenzhen Shu Jin Law Firm from 1993 to 2002.

Professor Frederick Si Hang Ma, 71, one of our independent directors, has significant experience in banking and financial sectors. He has served as a member of the International Advisory Council of China Investment Corporation since 2009, a member of the International Advisory Council of Investcorp since 2019, and a member of the Global Advisory Council of Bank of America since 2013. Professor Ma currently also serves on the board of various companies, including as the chairman of FWD Group Holdings Limited, an independent non-executive director of COSCO Shipping Holdings Co., Ltd., and Guangshen Railway Company Limited, and as a director of Unicorn II Holdings Limited. He previously worked at Chase Manhattan Bank from 1973 to 1980, Royal Bank of Canada Dominion Securities from 1980 to 1990, Kumagai Gumi (HK) Limited from 1990 to 1998, JP Morgan Chase from 1998 to 2001 and Pacific Century Cyberworks Limited from 2001 to 2002. From 2002 to 2007, he was the Secretary for Financial Services and the Treasury of Hong Kong Government. He held the post of Secretary for Commerce and Economic Development of Hong Kong Government from 2007 to 2008. Besides his corporate and government positions, Professor Ma has also taken various roles in multiple universities or educational institutions in Asia. Professor Ma has served as an Honorary Professor of the School of Economics and Finance at the University of Hong Kong since 2008, a Permanent Honourable President of Hong Kong Special Schools Council since 2011, and an Honorary Professor of the Faculty of Business Administration at the Chinese University of Hong Kong since 2013. In 2014, he was conferred the Honorary Doctor of Social Sciences by Lingnan University. In 2016, he was conferred the Honorary Doctor of Social Sciences by City University of Hong Kong. From 2017 to 2020, he was appointed as the Council Chairman of The Education University of Hong Kong. Additionally, Professor Ma has served as a Justice of the Peace since 2010 and was awarded the Gold Bauhinia Star medal in 2009. He holds a bachelor’s degree in economics and history with honors from the University of Hong Kong.

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

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint officers as it deems appropriate pursuant to our second amended and restated memorandum and articles of association, as amended on February 7, 2023.

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

Notwithstanding the foregoing, as indicated above, other than the payment to our Sponsor of $15,000 per month for office space, utilities and secretarial and administrative services and reimbursement of expenses, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our existing shareholders, officers, directors or any of their respective affiliates, prior to, or for any services they render in order to effectuate the consummation of an initial Business Combination. Accordingly, it is likely that prior to the consummation of an initial Business Combination, the compensation committee will only be responsible for the review and recommendation of any compensation arrangements to be entered into in connection with such initial Business Combination.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS.

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 31, 2023, by:

●	each person known by us to be a beneficial owner of more than 5% of our outstanding ordinary shares of, on an as-converted basis;
●	each of our officers and directors; and

●	all of our officers and directors as a group.

The percentage in the following table is calculated based on 20,468,910 ordinary shares outstanding at March 31, 2023, of which 10,118,910 were Class A Ordinary Shares and 10,350,000 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

We have no compensation plans under which equity securities are authorized for issuance.

	Number of	Percentage	Number of	Percentage
	Class A	of	Class B	of
	Ordinary	Outstanding	Ordinary	Outstanding
	Shares	Class A	Shares	Class B
	Beneficially	Ordinary	Beneficially	Ordinary
Name and Address of Beneficial Owner(l)	Owned	Shares	Owned(2)	Shares
Fenglei Fang(3)	—	—	—	—
Kenneth W. Hitchner(3)	—	—	—	—
Richard Qi Li(3)	—	—	—	—
Yingjie (Christina) Zhong	—	—	—	—
Huanan Yang	—	—	—	—
Derek Nelsen Sulger(4)	—	—	22,000	*
Qingjun Jin	—	—	22,000	*
Jingwu Zhang Zang	—	—	22,000	*
Frederick Si Hang Ma	—	—	22,000	*
All officers and directors as a group (eight individuals)	—	—	88,000	*
Greater than 5% Holders:
HH&L Investment Co.(3)	—	—	10,262,000	99.1%
D.E. Shaw & Co., L.L.C., D.E. Shaw & Co. L.P. and David E. Shaw(5)	1,302,059	12.87%	—	—
Marshall Wace LLP(6)	593,713	5.87%	—	—
Aristeia Capital, L.L.C.(7)	3,351,942	33.13%	—	—
Radcliffe Capital Management, L.P., RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel, Radcliffe SPAC Master Fund, L.P., Radcliffe SPAC GP, LLC(8)	650,778	6.43%	—	—
*	Less than 1%
(1)	Unless otherwise noted, the business address of each of the following is Suite 2001-2002, 20/F, York House, The Landmark, 15 Queen’s Road Central, Central Hong Kong.
(2)	Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A Ordinary Shares concurrently with or immediately following the consummation of our initial Business Combination on a one-for-one basis, subject to adjustment.
(3)	HH&L Investment Co., our Sponsor, is the record holder of such shares Messrs. Fenglei Fang, Kenneth W. Hitchner and Richard Qi Li are major shareholders of the Sponsor, with a minority of the equity securities of the Sponsor being held by certain other individuals. Certain actions of our sponsor, including the voting and disposition of any equity interest in the company, require the approval of two or more of the shareholders. Under the so-called “rule of three,” if voting and dispositive decisions regarding an entity’s securities are made by two or more individuals, and a voting and dispositive decision requires the approval of a majority of those individuals, then none of the individuals is deemed a beneficial owner of the entity’s securities. This is the situation with regard to our sponsor. Based upon the foregoing analysis, no individual shareholder of our sponsor exercises voting or dispositive control over any of the securities held by our sponsor, even those in which he directly holds an economic interest. Accordingly, none of them are deemed to have or share beneficial ownership of such shares.
(4)	Pursuant to a Form 4 filed by Derek Nelsen Sulger on May 19, 2021, HH&L Investment Co., a Cayman Islands exempted company, transferred 22,000 Class B Ordinary Shares to Skyview Enterprises Limited, an affiliate of Derek Nelsen Sulger, in consideration of Derek Nelsen Sulger’s agreement to serve as a director on the Company’s board of directors. The securities are held indirectly by this reporting person. The securities are held directly by Skyview Enterprises Limited, a company organized under the laws of British Virgin Islands, which is a revocable trust settled by Michelle Anne Quan Yue Leung Sulger, the spouse of this reporting person and managed by Commonwealth Trust Company as the trustee.
(5)	Pursuant to a Schedule 13 G/A filed by such persons as a group with the SEC on February 14, 2023, each of these shareholders may be deemed the beneficial owner of 1,302,059Class A Ordinary Shares, as a result of holding directly or indirectly, 1,302,059 Class

A Ordinary Shares, with shared voting power and shared dispositive power with respect to such Class A Ordinary Shares. The business address for each of these shareholders is 1166 Avenue of the Americas, 9th Floor, New York, NY 10036.
(6)	Pursuant to a Schedule 13G/A filed by such person with the SEC on February 14, 2023, it is the beneficial owner of 593,713 Class A Ordinary Shares, as a result of acting as investment manager of certain funds and accounts that holding directly or indirectly 593,713 Class Aa Ordinary Shares. This person is a limited liability partnership formed in England.
(7)	Pursuant to a Schedule 13G/A filed by such person on February 13, 2023, it is the beneficial owner of 3,351,942 Class A Ordinary Shares. The business address of this person is One Greenwich Plaza, 3rd Floor, Greenwich, CT 06830.
(8)	Pursuant to a Schedule 13G filed by such persons as a group with the SEC on February 16, 2023, each of these shareholders may be deemed the beneficial owner of 650,778 Class A Ordinary Shares, as a result of holding directly or indirectly, 650,778 Class A Ordinary Shares, with shared voting power and shared dispositive power with respect to such Class A Ordinary Shares. Each of RGC Management Company, LLC, Steven B. Katznelson, Christopher Hinkel and Radcliffe SPAC GP, LLC has disclaimed beneficial ownership of 650,778 Class A Ordinary Shares reported on the Schedule 13G, except to the extent its pecuniary interest therein. The business address for each of these shareholders is 50 Monument Road, Suite 300, Bala Cynwyd, PA 19004.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Founder Shares

On September 7, 2020, the Sponsor paid $25,000, or approximately $0.002 per share, to cover certain offering costs in consideration for 14,375,000 Class B ordinary shares, par value $0.0001. On January 20, 2021, the Sponsor returned 5,750,000 Founder Shares for no consideration. On February 4, 2021, the Sponsor transferred an aggregated 66,000 of its Class B ordinary shares, or 22,000 each to the Company’s then independent directors for their board service for no cash consideration. These shares are not subject to forfeiture. Also on February 4, 2021, the Company effected a share dividend of 1,725,000 Class B ordinary shares, resulting in an aggregate of 10,350,000 Class B ordinary shares outstanding. On May 19, 2021, the Sponsor transferred 22,000 Class B ordinary shares to Skyview Enterprises Limited, an affiliate of Derek Sulger, an independent director of the Company, for his board service for no cash consideration. As of December 31, 2022, the Sponsor held 10,262,000 Founder Shares.

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

On September 15, 2022, the Company issued an unsecured convertible promissory note to its Sponsor, pursuant to which the Company may borrow up to $500,000 (the “September 2022 Note”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “September 2022 Working Capital Loan Warrants”) to purchase Class A Ordinary Shares of the Company, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the September Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The September 2022 Note will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of the initial Business Combination unless accelerated upon the occurrence of an Event of Default (as defined therein), which includes failure by the Company to make required payments under the unsecured convertible promissory note and bankruptcy of the Company.

As of December 31, 2022, the aggregate principal amount of September 2022 Note remaining outstanding was $500,000.

On March 6, 2023, the Company issued an unsecured convertible promissory note (the “March 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $600,000 under the March 2023 Note. The Company may apply up to $570,000 under the March 2023 Note to fund the Contributions (the “Extension Deposit Amount”), and shall apply any remaining amount under the March 2023 Note for general corporate purpose (“General Corporate Amount”). The initial principal balance outstanding under the March 2023 Note is $190,000 at the time of issuance, which was used to fund the First Contribution. The Company drew down $190,000 on March 16, 2023 to fund the Second Contribution. The Company further drew down $220,000, the proceeds of which were used to fund the General Corporate Amount. As of the date of this Annual Report, the total outstanding amount under the March 2023 Note is $600,000.

The General Corporate Amount may, at the Sponsor’s discretion, be converted into warrants (the “General Corporate Amount Warrants”) to purchase Class A Ordinary Shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the General Corporate Amount Warrants will be identical to those of the Private Placement Warrants.

The March 2023 Note will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial Business Combination involving the Company and one or more businesses. The maturity date of the March 2023 Note may be accelerated upon the occurrence of an Event of Default (as defined under the March 2023 Note). In the event that an initial Business Combination is not consummated, the Extension Deposit Amount will be forgiven or eliminated, except to the extent of any fund held by the Company outside of the Trust Account.

Administrative Support Agreement

Commencing the date the Company’s securities are first listed on the NYSE, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative support services. Upon completion of the Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the year ended December 31, 2022, the Company incurred $180,000 of such expenses, which is recognized as administrative expenses – related party in the accompanying statements of operations. As of December 31, 2022, there was $345,000 in accounts payable – related party outstanding, as reflected in the accompanying audited balance sheet.

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

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements, reviews of our quarterly financial statements and services that are normally provided by our independent registered public accounting firm in connection with statutory and regulatory filings. The aggregate fees billed by Withum for audit fees, inclusive of required filings with the SEC for the years ended December 31, 2022 and 2021, totaled $91,840 and $142,903 (includes services rendered in connection with our IPO of $62,058), respectively.

Audit-Related Fees. Audit-related fees consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our year-end financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultation concerning financial accounting and reporting standards. We did not pay Withum any audit related fees for the years ended December 31, 2022 and 2021.

Tax Fees. Tax fees consist of fees billed for professional services relating to tax compliance, tax planning and tax advice. We did not pay Withum any tax fees for the years ended December 31, 2022 and 2021.

All Other Fees. All other fees consist of fees billed for all other services. We did not pay Withum any other fees for the years ended December 31, 2022 and 2021.

Policy on Board Pre-Approval of Audit and Permissible Non-Audit Services of the Independent Auditors

Our audit committee was formed upon the consummation of the IPO. As a result, the audit committee did not pre-approve all of the foregoing services, although any services rendered prior to the formation of our audit committee were approved by our board of directors. Since the formation of our audit committee, and on a going-forward basis, the audit committee has and will pre-approve all auditing services and permitted non-audit services to be performed for us by WithurnSmith+Brown, PC, including the fees and terms thereof (subject to the de minimis exceptions for non-audit services described in the Exchange Act which are approved by the audit committee prior to the completion of the audit).

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)	The following documents are filed as part of this Annual Report on Form 10-K:
(1)	Financial Statements

(2)	Financial Statement Schedule

None.

(3)	Exhibits

We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit Number	Description

1.1

Underwriting Agreement, dated February 5, 2021, by and among the Company, Goldman Sachs (Asia) L.L.C. and Credit Suisse Securities (USA) LLC, as representatives of the underwriters (Incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on February 9, 2021).

2.1∧

Business Combination Agreement, dated as of October 14, 2022, by and among the Company, Diamond Merger Sub, Inc., and DiaCarta, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on October 14, 2022)

2.2

First Amendment to Business Combination Agreement, dated as of January 20, 2023, by and among the Company, Diamond Merger Sub, Inc. and DiaCarta, Ltd. (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on January 20, 2023)

3.1

Second Amended and Restated Memorandum and Articles of Association (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on February 9, 2021).

3.2	Amended and Restated Memorandum and Articles of Association (Incorporated by reference to Exhibit 3.2 to the Company’s Form S-1/A (File No. 333-252254), filed with the SEC on February 1, 2021).

3.3

Amendment to Second Amended and Restated Memorandum and Articles of Association (incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K (File No. 001-4006), filed with the SEC on February 9, 2023).

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

10.1

Letter Agreement, dated February 5, 2021, by and among the Company, its executive officers, its directors, its advisory board member and HH&L Investment Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on February 9, 2023).

10.2

Amended and Restated Investment Management Trust Agreement, dated February 7, 2023, by and between the Company and Continental Stock Transfer & Trust Company, as trustee (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on February 9, 2023).

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

10.6∧

SPAC Holders Support Agreement, dated October 14, 2022, by and among the Company, HH&L Investment Co. and DiaCarta, Ltd. and certain shareholders of the Company (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on October 14, 2022).

10.7∧

Company Holders Support Agreement, dated as of October 14, 2022, by and among the Company, DiaCarta, Ltd. and certain shareholders of DiaCarta, Ltd. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on October 14, 2022)

10.8

Form of Lock-Up Agreement by and among DiaCarta, Inc., HH&L Investment Co. and certain other parties thereto (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on October 14, 2022).

10.9

Form of Registration Rights Agreement by and among DiaCarta, Inc., DiaCarta Holdings, Inc., HH&L Investment Co. and certain other parties thereto (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on October 14, 2022).

10.10∧

Sponsor Shares Forfeiture Agreement, dated as of October 14, 2022, by and among HH&L Investment Co., the Company and DiaCarta, Ltd. (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on October 14, 2022).

10.11

Convertible Promissory Note, dated as of September 15, 2022, issued to HH&L Investment Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on September 15, 2022).

10.12

Convertible Promissory Note, dated as of March 6, 2023, issued to HH&L Investment Co. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-40006), filed with the SEC on March 6, 2023).

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

∧The schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(a)(5). The Company hereby undertakes to furnish supplementally a copy of any omitted schedule to the SEC upon its request; provided, however, that the Company may request confidential treatment for any such schedules so furnished.

ITEM 16. FORM 10-K SUMMARY.

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2023
HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer and Director

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

Name	Position	Date

/s/ Yingjie (Christina) Zhong	Chief Financial Officer	March 31, 2023
Yingjie (Christina) Zhong	(Principal Financial and Accounting Officer)

/s/ Kenneth W. Hitchner
Kenneth W. Hitchner	Chairman of the Board	March 31, 2023

/s/ Huanan Yang
Huanan Yang	Chief Operating Officer and Director	March 31, 2023

/s/ Derek Nelsen Sulger
Derek Nelsen Sulger	Director	March 31, 2023

/s/ Dr. Jingwu Zhang Zang
Dr. Jingwu Zhang Zang	Director	March 31, 2023

/s/ Qingjun Jin
Qingjun Jin	Director	March 31, 2023

/s/ Frederick Si Hang Ma
Frederick Si Hang Ma	Director	March 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

HH&L Acquisition Co.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of HH&L Acquisition Co. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations, changes in shareholders’ equity (deficit) and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination by May 9, 2023 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2020.

New York, New York
March 31, 2023

PCAOB Number 100

HH&L ACQUISITION CO.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash	$21,259	$399,935
Prepaid expenses	43,670	326,283
Total current assets	64,929	726,218
Investments held in Trust Account	420,092,302	414,023,891
Total Assets	$420,157,231	$414,750,109

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$170,875	$176,063
Accounts payable - related party	345,000	165,000
Accrued expenses	4,124,690	988,825
Working capital loan - related party	500,000	—
Total current liabilities	5,140,565	1,329,888
Derivative warrant liabilities	1,549,000	17,348,800
Deferred underwriting commissions	5,796,000	14,490,000
Total liabilities	12,485,565	33,168,688

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 41,400,000 shares at approximately $10.14 and $10.00 per share as of December 31, 2022 and 2021, respectively	419,992,302	414,000,000

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at December 31, 2022 and 2021	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(12,321,671)	(32,419,614)
Total shareholders’ deficit	(12,320,636)	(32,418,579)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$420,157,231	$414,750,109

The accompanying notes are an integral part of these consolidated financial statements.

HH&L ACQUISITION CO.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31,
	2022	2021
General and administrative expenses	$4,291,966	$1,640,492
Administrative expenses - related party	180,000	165,000
Loss from operations	(4,471,966)	(1,805,492)

Other income (expenses):
Change in fair value of derivative warrant liabilities	15,799,800	3,923,200
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	295,596	—
Financing cost - derivative warrant liabilities	—	(821,170)
Income from investments held in Trust Account	6,068,411	23,891
Total other income	22,163,807	3,125,921

Net income	$17,691,841	$1,320,429

Basic and diluted weighted average shares outstanding of Class A ordinary shares	41,400,000	36,976,438
Basic and diluted net income per ordinary share, Class A ordinary shares	$0.34	$0.03
Basic weighted average shares outstanding of Class B ordinary shares	10,350,000	10,205,753
Diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000
Basic and diluted net income per ordinary share, Class B ordinary shares	$0.34	$0.03

The accompanying notes are an integral part of these consolidated financial statements.

HH&L ACQUISITION CO.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)

For the years ended December 31, 2021 and 2022

					Total
	Class B Ordinary Shares		Additional Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	10,350,000	$1,035	$23,965	$(12,681)	$12,319
Excess cash received over the fair value of the private warrants	—	—	3,084,000	—	3,084,000
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	(3,107,965)	(33,727,362)	(36,835,327)
Net income	—	—	—	1,320,429	1,320,429
Balance - December 31, 2021	10,350,000	1,035	—	(32,419,614)	(32,418,579)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	2,406,102	2,406,102
Net income	—	—	—	17,691,841	17,691,841
Balance - December 31, 2022	10,350,000	$1,035	$—	$(12,321,671)	$(12,320,636)

The accompanying notes are an integral part of these consolidated financial statements.

HH&L ACQUISITION CO.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$17,691,841	$1,320,429
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(6,068,411)	(23,891)
Change in fair value of derivative warrant liabilities	(15,799,800)	(3,923,200)
Gain from extinguishment of deferred underwriting commissions allocated to derivative warrant liabilities	(295,596)	—
Financing cost - derivative warrant liabilities	—	821,170
Changes in operating assets and liabilities:
Prepaid expenses	282,613	(309,283)
Accounts payable	(5,188)	59,689
Accounts payable - related party	180,000	165,000
Accrued expenses	3,135,865	903,825
Net cash used in operating activities	(878,676)	(986,261)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(414,000,000)
Cash used in investing activities	—	(414,000,000)

Cash Flows from Financing Activities:
Proceeds from working capital loan - related party	500,000	—
Proceeds received from initial public offering, gross	—	414,000,000
Proceeds from private placement	—	10,280,000
Repayment of notes payable to related party	—	(185,116)
Offering costs paid	—	(8,715,098)
Net cash provided by financing activities	500,000	415,379,786

Net change in cash	(378,676)	393,525

Cash - beginning of the period	399,935	6,410
Cash - end of the period	$21,259	$399,935

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accrued expenses	$—	$85,000
Offering costs included in notes payable	$—	$45,167
Deferred underwriting commissions in connection with the initial public offering	$—	$14,490,000
Extinguishment of deferred underwriting commissions allocated to public shares	$8,398,404	$—

The accompanying notes are an integral part of these consolidated financial statements.

HH&L ACQUISITION CO.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022

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

As of December 31, 2022, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through December 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

The Company’s sponsor is HH&L Investment Co., a Cayman exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions. On October 7, 2022, one of the underwriters waived its entitlement to their deferred fee of approximately $8.7 million. On October 13, 2022, the remaining underwriter has waived entitlement to their deferred fee only with respect to the Proposed Business Combination as defined below. See Note 5.

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

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 5). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (as may be amended from time to time, the “Charter”) which the Company has adopted upon the consummation of the Initial Public Offering (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, initially within 24 months (the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

Pursuant to the second amended and restated memorandum and articles of association, as amended on February 7, 2023, if the Company is unable to complete the initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial Business Combination by May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal. However, if the Sponsor or management team acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time period.

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

The obligations of the parties (or, in some cases, some of the parties) to consummate the Proposed Business Combination are subject to the satisfaction or waiver of certain customary closing conditions of the respective parties, including, among others: (i) the accuracy of representations and warranties to various standards, from no material qualifier to a material adverse effect qualifier, (ii) material compliance with pre-closing covenants, (iii) no material adverse effect both for the Company and DiaCarta and its subsidiaries, (iv) the delivery of customary closing certificates, (v) the waiting period of periods required by any Antitrust Authorities (as defined under the Business Combination Agreement) and any other Governmental Approvals (as defined under the Business Combination Agreement) shall have been obtained, expired or been terminated, as applicable, (vi) the absence of a legal prohibition on consummating the transactions, (vii) approval by the Company’s and DiaCarta’s shareholders, (viii) approval of the listing on the NYSE for newly issued shares, and (ix) the Company having at least $5,000,001 of net tangible assets remaining after redemption.

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

The full Business Combination Agreement and other agreements entered into or contemplated to be executed prior to the Closing have been filed on a Current Report on Form 8-K filed with the SEC on October 14, 2022. In addition, the Company has filed a Registration Statement on Form S-4/A on January 23, 2023 with respect to the Proposed Business Combination.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the SEC.

Principles of Consolidation

The consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company's financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2022 and 2021.

Liquidity and Going Concern

As of December 31, 2022, the Company had approximately $21,000 in its operating bank account and a working capital deficit of approximately $4.6 million exclusive of working capital loan – related party of $500,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4) and a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Note was repaid in full in February 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account and Working Capital Loans (as defined in Note 4). As of December 31, 2022 and 2021, there were $500,000 and $0 outstanding under the Working Capital Loans, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after May 9, 2023, assuming the board of the Company has taken appropriate actions in accordance with the Extension Amendment Proposal (taking into account the extension as described in Note 10, the “Combination Period”), or such later time as the Company’s shareholders may approve in accordance with the Charter. The management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or an affiliate of the Sponsor certain of the Company’s officers and directors to meet its obligations through the earlier of the consummation of its Business Combination or its liquidation. The consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Investments Held in Trust Account

The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 9).

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

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants and debt with convertible features, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. As of December 31, 2022 and 2021, the fair value of the Public Warrants was estimated at their listed public trading price. The Private Placement warrants continue to be estimated using Monte Carlo simulations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument pursuant to ASC 815, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party in the accompanying consolidated balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the shares of Class A ordinary share upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of December 31, 2022 and 2021, 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of December 31, 2022 and 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of December 31, 2022 and 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Year Ended December 31, 2022		For the Year Ended December 31, 2021
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$14,153,473	$3,538,368	$1,034,813	$285,616
Allocation of net income - diluted	$14,153,473	$3,538,368	$1,031,659	$288,770

Denominator:
Basic weighted average ordinary shares outstanding	41,400,000	10,350,000	36,976,438	10,205,753
Diluted weighted average ordinary shares outstanding	41,400,000	10,350,000	36,976,438	10,350,000

Basic and diluted net income per ordinary share	$0.34	$0.34	$0.03	$0.03

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the consolidated financial statements.

Note 3 — Initial Public Offering

On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions. On October 7, 2022, one of the underwriters waived its entitlement to their deferred fee of approximately $8.7 million and the other waived entitlement only with respect to the Proposed Business Combination. See Note 5.

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

On September 15, 2022, the Company issued an unsecured convertible promissory note to its Sponsor, pursuant to which the Company may borrow up to $500,000 (the “working capital loan - related party”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The working capital loan - related party will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of the initial Business Combination unless accelerated upon the occurrence of an Event of Default (as defined under the unsecured convertible promissory note), which includes failure by the Company to make required payments under the unsecured convertible promissory note and bankruptcy of the Company. As of December 31, 2022 and 2021, there were $500,000 and $0, respectively, outstanding under Working Capital Loan, reflected as working capital loan - related party on the accompanying consolidated balance sheets.

Administrative Service Agreement

Commencing on the date the Company’s securities are first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the years ended December 31, 2022 and 2021, the Company incurred $180,000 and $165,000 of expenses for these services, respectively, which are recognized in the accompanying consolidated statements of operations as administrative expenses - related party. As of December 31, 2022 and 2021, there was $345,000 and $165,000 outstanding related to these expenses, respectively, in accounts payable - related party on the accompanying consolidated balance sheets.

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

The underwriter was entitled to an underwriting discount of $0.20 per unit, or approximately $8.3 million in the aggregate, paid upon the closing of the Initial Public Offering. In addition, $0.35 per unit, or approximately $14.5 million in the aggregate will be payable to the underwriter for deferred underwriting commissions. The deferred fee would become payable to the underwriter from the amounts held in the Trust Account solely in the event that the Company completes a Business Combination, subject to the terms of the underwriting agreement.

On October 7, 2022, Goldman Sachs, one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $8.4 million and a gain from extinguishment of the deferred underwriting commissions allocated to the derivative warrant liabilities of approximately $296,000 as presented on the accompanying consolidated statements of operations.

On October 13, 2022, Credit Suisse executed a letter agreement with the Company, in which they waived their respective portion of the deferred underwriting fee, approximately $5.8 million, with respect to the Proposed Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Derivative Warrant Liabilities

As of December 31, 2022 and 2021, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary share with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. As of December 31, 2022 and 2021, there were 41,400,000 shares of Class A ordinary share outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary share subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,759,327)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	36,835,327
Class A ordinary shares subject to possible redemption - December 31, 2021	414,000,000
Plus:
Waiver of Class A shares issuance costs	8,398,404
Less:
Remeasurement of Class A ordinary shares subject to possible redemption	(2,406,102)
Class A ordinary shares subject to possible redemption - December 31, 2022	$419,992,302

Note 8 — Shareholders’ Equity (Deficit)

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of December 31, 2022, and 2021, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 41,400,000 shares of Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying balance sheets (See Note 7).

Class B Ordinary Shares- The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of December 31, 2022 and 2021, there were 10,350,000 shares of Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

December 31, 2022

	Fair Value Measured as of December 31, 2022
	Quoted Prices in	Significant Other	Significant Other
	Active Markets	Observable Inputs	Unobservable Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$420,092,302	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$1,035,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$514,000

December 31, 2021

	Fair Value Measured as of December 31, 2021
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$414,023,891	$—	$—
Liabilities:
Derivative warrant liabilities - Public warrant	$11,592,000	$—	$—
Derivative warrant liabilities - Private warrant	$—	$—	$5,756,800

Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 measurement on January 1, 2021, as the Public Warrants starting trading on March 30, 2021.

Level 1 assets include investment in money market funds that invest solely in U.S. Treasury Securities. The Company uses inputs such as actual trade data, benchmark yields, quoted market prices from dealers or brokers or similar sources to determine fair value of its investments.

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized on the accompanying consolidated statements of operations. On December 31, 2022 and 2021, the fair value of the Public Warrants was measured using the public trading price.

For the years ended December 31, 2022 and 2021, the Company recognized a gain from a decrease in the fair value of derivative warrant liabilities of approximately $15.8 million and $3.9 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying consolidated statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the years ended December 31, 2022 and 2021, is summarized as follows:

Derivative warrant liabilities at January 1, 2021	$—
Issuance of Public and Private Warrants - Level 3	21,272,000
Transfer of Public Warrants to Level 1 Measurement	(14,076,000)
Change in fair value of derivative warrant liabilities - Level 3	(1,439,200)
Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800
Change in fair value of derivative warrant liabilities - Level 3	(5,242,800)
Derivative warrant liabilities at December 31, 2022 - Level 3	$514,000

The estimated fair value of the private derivative warrant liabilities has been determined using Level 3 inputs. Inherent in a Monte-Carlo simulation are assumptions related to expected stock-price volatility, expected life and risk-free interest rate. The Company estimates the volatility of its ordinary shares based on historical volatility of select peer companies that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term.

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	December 31,
	2022	2021
Exercise price	$11.50	$11.50
Volatility	5.50%	10.00%
Stock price	$10.11	$9.73
Expected life of the options to convert	5.19	5.61
Risk-free rate	3.91%	1.31%
Implied Success	5.40%	N/A

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date consolidated financial statements were issued. Based upon this review, except for the below, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the consolidated financial statements.

On January 20, 2023, the Company, Merger Sub and DiaCarta entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”), pursuant to which the Business Combination Agreement was amended to provide that, among other things, DiaCarta shall prepare and submit to NYSE or Nasdaq an initial listing application, if required under NYSE or Nasdaq rules, in connection with the transactions contemplated by the Business Combination Agreement and covering the shares of Domesticated SPAC Common Stock issuable in accordance with the Business Combination Agreement and obtain approval for the listing on NYSE or Nasdaq of such shares of Domesticated SPAC Common Stock.

On February 7, 2023, the Company held an extraordinary general meeting (the “Extraordinary General Meeting At the Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend the Company’s second amended and restated memorandum and articles of association (the “Second MAA”) to extend the date (the “Termination Date”) by which the Company must (i) consummate the Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s Public Shares (the “Extension”) from February 9, 2023 to March 9, 2023 (the “First Extended Date”), and if the Company does not consummate a Business Combination by the First Extended Date, the period of time to consummate a Business Combination may be extended, without the approval of the Company’s shareholders, by resolutions of the Company’s board of directors of the Company (the “Board”) at least three days prior to First Extended Date, and to April 9, 2023 (the “Second Extended Date”); and may be further extended, by resolutions of the Board passed at least three days prior to the Second Extended Date, to May 9, 2023 (the “Third Extended Date”, and each of the First Extended Date, the Second Extended Date and the Third Extended Date, an “Extended Date”), for two additional one-month periods, for an aggregate of two months (each, an “Additional Extension Period”) (the “Extension Amendment Proposal”) and (2) the proposal to approve amendment of the Company’s Investment Management Trust Agreement, dated February 5, 2021 (the “Trust Amendment”) to allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal”), and together with the Extension Amendment Proposal, the “Extension Proposals”). In connection with the Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account.

On February 7, 2023, in connection with its Extraordinary General Meeting held on February 7, 2023 (the “Extraordinary General Meeting”), the Company and Continental Stock Transfer & Trust Company entered into the Amended and Restated Investment Management Trust Agreement (“Amended and Restated Trust Agreement”) to (i) reflect the Extension (as defined below) and (ii) allow the Company to maintain any remaining amount in its Trust Account established in connection with its IPO (the “Trust Account”) in an interest bearing demand deposit account at a bank (the “Trust Amendment”). A copy of the Amended and Restated Trust Agreement was filed on February 9, 2023 with the SEC on a Current Report on Form 8-K.

In connection with the Extension Amendment Proposal, the Company agreed that for the period from February 9, 2023 until the First Extended Date, it shall deposit into the Trust Account $380,000 for the benefit of Public Shareholders who did not redeem as of February 9, 2023 (the “First Contribution”), (B) if the Company does not consummate a Business Combination by the First Extended Date and the Board elects to extend the period to consummate a Business Combination from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, the Company shall deposit into the Trust Account another $380,000 for the benefit of Public Shareholders who did not redeem as of the First Extended Date (the “Second Contribution”), and (C) if the Company does not consummate a Business Combination by the Second Extended Date and the Board elects to extend the period to consummate a business combination from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, the Company shall deposit into the Trust Account the lesser another $380,000 for each Public Shareholders that did not redeem as of the Second Extended Date (the “Third Contribution”, and together with the First Contribution and the Second Contribution, the “Contributions”, each, a “Contributions”).

The First Contribution was deposited in the Trust Account on February 16, 2023, being seven calendar days from February 9, 2023. The Second Contribution was deposited into the Trust Account on March 16, 2023, and the Third Contribution, if applicable, will be deposited into the Trust Account on April 16, 2023. The Sponsor and DiaCarta each will loan the Company 50% of each Contribution in advance of its deposit into the Trust Account. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. If the Company terminates an Additional Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, provided that the Company shall have deposited the applicable Contribution for such Additional Extension Period.

On March 6, 2023, the Company issued an unsecured convertible promissory note (the “March 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $600,000 under the March 2023 Note. The Company may apply up to $570,000 under the March 2023 Note to fund the Contributions (the “Extension Deposit Amount”), and shall apply any remaining amount under the March 2023 Note for general corporate purpose (“General Corporate Amount”). The initial principal balance outstanding under the March 2023 Note is $190,000 at the time of issuance, which was used to fund the First Contribution. The Company drew down $190,000 on March 16, 2023 to fund the Second Contribution. The Company further drew down $220,000, the proceeds of which were used to fund the General Corporate Amount. As of the date of this Annual Report, the total outstanding amount under the March 2023 Note is $600,000.

The General Corporate Amount may, at the Sponsor’s discretion, be converted into warrants (the “General Corporate Amount Warrants”) to purchase Class A Ordinary Shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the General Corporate Amount Warrants will be identical to those of the Private Placement Warrants.

The March 2023 Note will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial Business Combination involving the Company and one or more businesses. The maturity date of the March 2023 Note may be accelerated upon the occurrence of an Event of Default (as defined under the March 2023 Note). In the event that an initial Business Combination is not consummated, the Extension Deposit Amount will be forgiven or eliminated, except to the extent of any fund held by the Company outside of the Trust Account.

On March 19, 2023, Credit Suisse Group AG, the parent company of Credit Suisse, and UBS Group AG (“UBS”) entered into a merger agreement with UBS as the surviving entity.  As of the date hereof, Credit Suisse has not informed the Company of any development that would affect the CS Fee Waiver or the Credit Suisse Resignation Letter.