Form 10-Q
period 2023-03-31
HH&L Acquisition Co.
filed 2023-05-15
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 15, 2023, the Registrant had 6,231,017 of its Class A Ordinary Shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended March 31, 2023

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

HH&L ACQUISITION CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$136,013	$21,259
Prepaid expenses	116,420	43,670
Total current assets	252,433	64,929
Investments held in Trust Account	104,491,170	420,092,302
Total Assets	$104,743,603	$420,157,231

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$502,627	$170,875
Accounts payable - related party	390,000	345,000
Accrued expenses	4,758,441	4,124,690
Working capital loan - related party	500,000	500,000
Convertible promissory note - related party	600,000	—
Due to related party	380,000	—
Total current liabilities	7,131,068	5,140,565
Derivative warrant liabilities	1,858,800	1,549,000
Deferred underwriting commissions	5,796,000	5,796,000
Total liabilities	14,785,868	12,485,565

Commitments and Contingencies

Class A ordinary shares subject to possible redemption, $0.0001 par value; 10,118,910 and 41,400,000 shares at approximately $10.32 and $10.14 per share as of March 31, 2023 and December 31, 2022, respectively	104,391,170	419,992,302

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at March 31, 2023 and December 31, 2022	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(14,434,470)	(12,321,671)
Total shareholders’ deficit	(14,433,435)	(12,320,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$104,743,603	$420,157,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended March 31,
	2023	2022
General and administrative expenses	$997,999	$369,809
Administrative expenses - related party	45,000	45,000
Loss from operations	(1,042,999)	(414,809)

Other income (expense):
Change in fair value of derivative warrant liabilities	(309,800)	9,603,800
Income from investments held in Trust Account	2,228,577	33,789
Total other income (expense), net	1,918,777	9,637,589

Net income	$875,778	$9,222,780

Basic and diluted weighted average shares outstanding of Class A ordinary shares	23,326,481	41,400,000
Basic and diluted net income per ordinary share, Class A	$0.03	$0.18
Basic weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000
Diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000
Basic and diluted net income per ordinary share, Class B	$0.03	$0.18

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2023

					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance - December 31, 2022	10,350,000	$1,035	$—	$(12,321,671)	$(12,320,636)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(2,988,577)	(2,988,577)
Net income	—	—	—	875,778	875,778
Balance - March 31, 2023 (unaudited)	10,350,000	$1,035	$—	$(14,434,470)	$(14,433,435)

FOR THE THREE MONTHS ENDED MARCH 31, 2022

					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	10,350,000	$1,035	$—	$(32,419,614)	$(32,418,579)
Net income	—	—	—	9,222,780	9,222,780
Balance - March 31, 2022 (unaudited)	10,350,000	$1,035	$—	$(23,196,834)	$(23,195,799)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Three Months Ended March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$875,778	$9,222,780
Adjustments to reconcile net income to net cash used in operating activities:
Income from investments held in Trust Account	(2,228,577)	(33,789)
Change in fair value of derivative warrant liabilities	309,800	(9,603,800)
Changes in operating assets and liabilities:
Prepaid expenses	(72,750)	(427)
Accounts payable	331,752	135,135
Accounts payable - related party	45,000	45,000
Accrued expenses	633,751	(74,224)
Net cash used in operating activities	(105,246)	(309,325)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(760,000)	—
Disposal of investments held in Trust account	318,589,709	—
Net cash provided by investing activities	317,829,709	—

Cash Flows from Financing Activities:
Proceeds from promissory note - related party	600,000	—
Proceeds from due to related party	380,000	—
Redemption of Class A ordinary shares	(318,589,709)	—
Net cash used in financing activities	(317,609,709)	—

Net change in cash	114,754	(309,325)
Cash - beginning of the period	21,259	399,935
Cash - end of the period	$136,013	$90,610

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through March 31, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

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

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Amended and Restated Memorandum and Articles of Association (A) that would modify the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by February 9, 2024, assuming the board of the Company has taken appropriate actions in accordance with the Second Extension Amendment Proposal, (taking into account the extension as described in Note 10, the “Combination Period”) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On February 7, 2023, the Company held an extraordinary general meeting (the “First Extraordinary General Meeting”). At the First Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend the Company’s second amended and restated memorandum and articles of association (the “Second MAA”) to extend the date (the “Termination Date”) by which the Company must (i) consummate the Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s Public Shares (the “Extension”) from February 9, 2023 to March 9, 2023 (the “First Extended Date”), and if the Company does not consummate a Business Combination by the First Extended Date, the period of time to consummate a Business Combination may be extended, without the approval of the Company’s shareholders, by resolutions of the Company’s board of directors of the Company (the “Board”) at least three days prior to First Extended Date, and to April 9, 2023 (the “Second Extended Date”); and may be further extended, by resolutions of the Board passed at least three days prior to the Second Extended Date, to May 9, 2023 (the “Third Extended Date”, and each of the First Extended Date, the Second Extended Date and the Third Extended Date, an “Extended Date”), for two additional one-month periods, for an aggregate of two months (each, an “Additional Extension Period”) (the “First Extension Amendment Proposal”) and (2) the proposal to approve amendment of the Company’s Investment Management Trust Agreement, dated February 5, 2021 (the “Trust Amendment”) to allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal”, and together with the First Extension Amendment Proposal, the “Extension Proposals”).

In connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account.

On February 7, 2023, in connection with the First  Extraordinary General Meeting, the Company and Continental Stock Transfer & Trust Company entered into the Amended and Restated Investment Management Trust Agreement (“Amended and Restated Trust Agreement”) to (i) reflect the Extension (as defined below) and (ii) allow the Company to maintain any remaining amount in its Trust Account established in connection with its IPO (the “Trust Account”) in an interest bearing demand deposit account at a bank (the “Trust Amendment”). A copy of the Amended and Restated Trust Agreement was filed on February 9, 2023 with the SEC on a Current Report on Form 8-K.

In connection with the First Extension Amendment Proposal, the Company agreed that for the period from February 9, 2023 until the First Extended Date, it shall deposit into the Trust Account $380,000 for the benefit of Public Shareholders who did not redeem as of February 9, 2023 (the “First Contribution”), (B) if the Company does not consummate a Business Combination by the First Extended Date and the Board elects to extend the period to consummate a Business Combination from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, the Company shall deposit into the Trust Account another $380,000 for the benefit of Public Shareholders who did not redeem as of the First Extended Date (the “Second Contribution”), and (C) if the Company does not consummate a Business Combination by the Second Extended Date and the Board elects to extend the period to consummate a business combination from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, the Company shall deposit into the Trust Account the lesser another $380,000 for each Public Shareholders that did not redeem as of the Second Extended Date (the “Third Contribution”, and together with the First Contribution and the Second Contribution, the First-Phase Contribution (as defined below) and the Second-Phase Contribution (as defined below), the “Contributions”, each, a “Contributions”).

The First Contribution was deposited in the Trust Account on February 16, 2023. The Second Contribution was deposited into the Trust Account on March 16, 2023, and the Third Contribution was deposited into the Trust Account on April 18, 2023. The Sponsor and DiaCarta each loaned the Company 50% of each Contribution, under the First Extension Amendment Proposal, in advance of its deposit into the Trust Account. The loans to the Company for the Contributions do not bear interest and will be repayable by the Company to the Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. If the Company terminates an Additional Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, provided that the Company shall have deposited the applicable Contribution for such Additional Extension Period.

On May 9, 2023, the Company held another extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Second Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend the Company’s second amended and restated memorandum and articles of association, as amended on February 7, 2023 (the “Amended Second MAA”) to extend the Termination Date by which the Company must (i) consummate the Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s then issued and outstanding public shares for three months, from May 9, 2023 to August 9, 2023 (the “First-Phase Extension Period”), and, if the Company does not consummate a business combination by August 9, 2023, the Termination Date may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board of the Company at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024 (the “Second-Phase Extension Period”)(such proposal, the “Second Extension Amendment Proposal”).

In connection with the Second Extension Amendment Proposal, the Company agreed that, (A) for the First-Phase Extension Period, the Company shall deposit into the Trust Account the lesser of US$487,500 and US$0.0975 for each public share that is not redeemed as of May 9, 2023 (the “First-Phase Contribution”), (B) if the Company does not consummate a business combination by the First-Phase Extended Date and the Board elects to further extend the period to consummate a business combination, for each Second-Phase Extension Period, the Company shall deposit into the Trust Account the lesser of US$162,500 and US$0.0325 for each public share that is not redeemed as of May 9, 2023.

The First-Phase Contribution will be deposited in the Trust Account in three equal installments of US$162,500, on May 16, 2023, June 16, 2023 and July 16, 2023, respectively. Each Second-Phase Contribution, if applicable, will be deposited into the Trust Account on (x) with respect to the first Second-Phase Extension Period, August 16, 2023, and (y) with respect to each subsequent Second-Phase Extension Period, the 16th day of the calendar month in which the immediate previous Second-Phase Extended Date falls. Each

Contribution, under the Second Extension Amendment Proposal, will be deposited in full in advance into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial business combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial business combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, as amended.

In connection with the Second Extraordinary General Meeting held on May 9, 2023, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.2 million, leaving approximately $60.2 million in the Trust Account.

Pursuant to the second amended and restated memorandum and articles of association, as amended on February 7, 2023 and May 9, 2023, if the Company is unable to complete the initial Business Combination by February 9, 2024, assuming the board of the Company has taken appropriate actions in accordance with the Second Extension Amendment Proposal, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if the Company fails to complete the initial Business Combination by February 9, 2024, assuming the board of the Company has taken appropriate actions in accordance with the Second Extension Amendment Proposal. However, if the Sponsor or management team acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time period.

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

First Amendment to Business Combination Agreement

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of our management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three months ended March 31, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2022, is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023.

Principles of Consolidation

The condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2023 and December 31, 2022.

Liquidity and Going Concern

As of March 31, 2023, the Company had approximately $136,013 in its operating bank account and a working capital deficit of approximately $5.8 million exclusive of working capital loan – related party of $500,000 and convertible promissory note - related party $600,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4) and a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Note was repaid in full in February 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, Working Capital Loans (as defined in Note 4), convertible promissory note issued to Sponsor (as defined in Note 4 and Note 10) and loan form DiaCarta. As of March 31, 2023 and December 31, 2022, there were $500,000 and $500,000 outstanding under the Working Capital Loans, $600,000 and $0 outstanding under the convertible note issued to Sponsor and $380,000 and $0 outstanding under the loan from DiaCarta, respectively.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024, assuming the board of the Company has taken appropriate actions in accordance with the Second Extension Amendment Proposal, or such later time as the Company’s shareholders may approve in accordance with the Charter. The management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or an affiliate of the Sponsor certain of the Company’s officers and directors to meet its obligations through the earlier of the consummation of its Business Combination or its liquidation. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Investments Held in Trust Account

Prior to February 7, 2023, the Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On and following February 7, 2023, the Company’s portfolio of investments is comprised of deposits in interest bearing demand deposit accounts at banks.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. The Private Placement warrants continue to be estimated using Monte Carlo simulations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans and Convertible Promissory Note (as defined in Note 4) may be converted into warrants of the post Business Combination entity at a price of $1.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument pursuant to ASC 815, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party and Convertible Promissory Note in the accompanying condensed consolidated balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the shares of Class A ordinary share upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2023 and December 31, 2022, 10,118,910 and 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

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

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended March 31,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic	$606,620	$269,158	$7,378,224	$1,844,556
Allocation of net income - diluted	$606,620	$269,158	$7,378,224	$1,844,556

Denominator:
Basic weighted average ordinary shares outstanding	23,326,481	10,350,000	41,400,000	10,350,000
Diluted weighted average ordinary shares outstanding	23,326,481	10,350,000	41,400,000	10,350,000
Basic net income per ordinary share	$0.03	$0.03	$0.18	$0.18
Diluted net income per ordinary share	$0.03	$0.03	$0.18	$0.18

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the unaudited condensed consolidated financial statements.

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

Convertible Promissory Note

On March 6, 2023, the Company issued an unsecured convertible promissory note (the “March 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $600,000 under the March 2023 Note. The Company may apply up to $570,000 under the March 2023 Note to fund the Contributions (the “Extension Deposit Amount”), and shall apply any remaining amount under the March 2023 Note for general corporate purpose (“General Corporate Amount”). The initial principal balance outstanding under the March 2023 Note is $190,000 at the time of issuance, which was used to fund the First Contribution. On March 16, 2023 and April 18, 2023, the Company used $380,000 under the March 2023 Note to fund the Second and Third Contribution. The remaining $30,000 under the March 2023 Note were used to fund the General Corporate Amount. As of the date of this Quarterly Report, the total outstanding amount under the March 2023 Note is $600,000.

The General Corporate Amount may, at the Sponsor’s discretion, be converted into warrants (the “General Corporate Amount Warrants”) to purchase Class A Ordinary Shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the General Corporate Amount Warrants will be identical to those of the Private Placement Warrants. As of March 31, 2023, no General Corporate Amount has been converted into warrant.

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

Due to Related Party

DiaCarta agreed to loan the Company 50% of each Contribution, under the First Extension Amendment Proposal, in advance of its deposit into the Trust Account. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. If the Company terminates an Additional Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, provided that the Company shall have deposited the applicable Contribution for such Additional Extension Period.

As of March 31, 2023, the Company received $380,000 from DiaCarta and recorded these funds as due to related party. All the $380,000 from DiaCarta were deposited into Trust Account for the Extension as described above.

On April 13, 2023, the Company received $190,000 from DiaCarta and fully transferred these funds to Trust Account on April 13, 2023 to extend the Terminate Date.

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

On September 15, 2022, the Company issued an unsecured convertible promissory note to its Sponsor, pursuant to which the Company may borrow up to $500,000 (the “working capital loan - related party”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The working capital loan - related party will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of the initial Business Combination unless accelerated upon the occurrence of an Event of Default (as defined under the unsecured convertible promissory note), which includes failure by the Company to make required payments under the unsecured convertible promissory note and bankruptcy of the Company. As of March 31, 2023 and December 31, 2022, there were $500,000 and $500,000, respectively, outstanding under Working Capital Loan, reflected as working capital loan - related party on the accompanying condensed consolidated balance sheets.

Administrative Service Agreement

Commencing on the date the Company’s securities are first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, the Company incurred $45,000 and $45,000 of expenses for these services, respectively, which are recognized in the accompanying condensed consolidated statements of operations as administrative expenses - related party. As of March 31, 2023 and December 31, 2022, there was $390,000 and $345,000 outstanding related to these expenses, respectively, in accounts payable - related party on the accompanying condensed consolidated balance sheets.

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

On October 7, 2022, Goldman Sachs, one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its respective portion of the total deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $8.4 million and a gain from extinguishment of the deferred underwriting commissions allocated to the derivative warrant liabilities of approximately $296,000, this is not presented in the accompanying condensed consolidated balance sheets.

On October 13, 2022, Credit Suisse executed a letter agreement with the Company, in which they waived their respective portion of the deferred underwriting fee, approximately $5.8 million, with respect to the Proposed Business Combination.

Risks and Uncertainties

Management continues to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed consolidated financial statements. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 6 — Derivative Warrant Liabilities

As of March 31, 2023 and December 31, 2022, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 7 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary share feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 shares of Class A ordinary share with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. As of March 31, 2023 and December 31, 2022, there were 10,118,910 and 41,400,000 shares of Class A ordinary share outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the consolidated balance sheets.

The Class A ordinary share subject to possible redemption reflected on the consolidated balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,759,327)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	36,835,327
Class A ordinary shares subject to possible redemption - December 31, 2021	414,000,000
Plus:
Waiver of Class A shares issuance costs	8,398,404
Less:
Remeasurement of Class A ordinary shares subject to possible redemption	(2,406,102)
Class A ordinary shares subject to possible redemption - December 31, 2022	$419,992,302
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,988,577
Less:
Redemption of Class A ordinary shares	(318,589,709)
Class A ordinary shares subject to possible redemption - March 31, 2023	$104,391,170

In connection with the Second Extraordinary General Meeting held on May 9, 2023, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.2 million, leaving approximately $60.2 million in the Trust Account.

Note 8 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of March 31, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 10,118,910 and 41,400,000 shares of Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (See Note 7).

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of March 31, 2023 and December 31, 2022, there were 10,350,000 shares of Class B ordinary shares issued and outstanding.

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

Note 9 — Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of March 31, 2023
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$104,491,170	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$1,242,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$616,800

	Fair Value Measured as of December 31, 2022
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Investments held in Trust Account	$420,092,302	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$1,035,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$514,000

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized on the accompanying unaudited condensed consolidated statements of operations. On March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was measured using the public trading price.

For the three months ended March 31, 2023 and 2022, the Company recognized a loss from an increase in fair value of derivative warrant liabilities of approximately $0.3 million and a gain from a decrease in the fair value of derivative warrant liabilities of approximately $9.6 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended March 31, 2023 and December 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800
Change in fair value of derivative warrant liabilities - Level 3	(5,242,800)
Derivative warrant liabilities at December 31, 2022 - Level 3	$514,000
Change in fair value of derivative warrant liabilities - Level 3	102,800
Derivative warrant liabilities at March 31, 2023 - Level 3	$616,800

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	March 31, 2023
Exercise price	$11.50	$11.50
Volatility	5.50%	5.50%
Stock price	$10.11	$10.33
Expected life of the options to convert	5.19	5.11
Risk-free rate	3.91%	3.53%
Implied Success	5.40%	6.40

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. No transfers to/from Levels 1, 2 and 3 are recognized during the three months ended March 31, 2023 and 2022.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed consolidated financial statements were issued. Based upon this review, except for the below, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed consolidated financial statements.

Extension of Deadline to Complete the Company’s Initial Business Combination

On April 13, 2023, and April 18, 2023, each of the Company and DiaCarta deposited $190,000, as their respective portion of the Third Contribution, into the Trust Account to extend the Terminate Date to May 9, 2023.

On May 9, 2023, the Company held the Second Extraordinary General Meeting. At the Second Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend the Company’s Amended Second MAA to extend the Termination Date by which the Company must (i) consummate the Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s then issued and outstanding public shares for three months, from May 9, 2023 to August 9, 2023 , and, if the Company does not consummate a business combination by August 9, 2023, the Termination Date may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board of the Company at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024 .

In connection with the Second Extension Amendment Proposal, the Company agreed that, (A) for the First-Phase Extension Period, the Company shall deposit into the Trust Account the lesser of US$487,500 and US$0.0975 for each public share that is not redeemed as of May 9, 2023, (B) if the Company does not consummate a business combination by the First-Phase Extended Date and the Board elects to further extend the period to consummate a business combination, for each Second-Phase Extension Period, the Company shall deposit into the Trust Account the lesser of US$162,500 and US$0.0325 for each public share that is not redeemed as of May 9, 2023.

The First-Phase Contribution will be deposited in the Trust Account in three equal installments of US$162,500, on May 16, 2023, June 16, 2023 and July 16, 2023, respectively. Each Second-Phase Contribution, if applicable, will be deposited into the Trust Account on (x) with respect to the first Second-Phase Extension Period, August 16, 2023, and (y) with respect to each subsequent Second-Phase Extension Period, the 16th day of the calendar month in which the immediate previous Second-Phase Extended Date falls.

Each Contribution, under the Second Extension Amendment Proposal, will be deposited in full in advance into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial business combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial business combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, as amended.

Redemption of Class A Ordinary Shares

In connection with the Second Extraordinary General Meeting held on May 9, 2023, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.2 million, leaving approximately $60.2 million in the Trust Account.

Capital Financing for Extension Funds and Working Capital

On April 13, 2023, the Company received $190,000 from DiaCarta and fully transferred these funds to Trust Account on April 13, 2023 to extend the Terminate Date.

On April 17, 2023, the Company received $70,000 from Sponsor for the working capital purpose.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “HH&L Acquisition Co.,” “HH&L Acquisition,” “our,” “us” or “we” refer to HH&L Acquisition Co. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Our sponsor is HH&L Investment Co., a Cayman exempted company (the “Sponsor”). The registration statement for our initial public offering (“IPO”) was declared effective on February 4, 2021. On February 9, 2021, we consummated our IPO of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions (see Note 5 to the accompanying unaudited condensed consolidated financial statements).

Simultaneously with the closing of the IPO, we consummated the private placement (“Private Placement”) of 10,280,000 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.3 million (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Upon the closing of the IPO and the Private Placement, a total of $414.0 million ($10.00 per Unit) of the net proceeds of the IPO and certain of the proceeds of the Private Placement was placed in a trust account (“Trust Account”), located in the United States with Continental Share Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.2 million, leaving approximately $60.2 million in the Trust Account.

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

Pursuant to the second amended and restated memorandum and articles of association, as amended on February 7, 2023 and May 9, 2023, if we are unable to complete the initial Business Combination by February 9, 2024, assuming the board of us has taken appropriate actions in accordance with the Second Extension Amendment Proposal, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete the initial Business Combination by February 9, 2024, assuming the board of us has taken appropriate actions in accordance with the Second Extension Amendment Proposal. However, if our Sponsor or management team acquire public shares after our initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if the Company fails to complete the initial Business Combination within the prescribed time period.

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

Extension, Redemptions and Trust Account

On February 7, 2023, we held an extraordinary general meeting (the “First Extraordinary General Meeting”). At the First Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend our second amended and restated memorandum and articles of association (the “Second MAA”) to extend the date (the “Termination Date”) by which we must (i) consummate the Business Combination or (ii) cease our operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s Public Shares (the “Extension”) from February 9, 2023 to March 9, 2023 (the “First Extended Date”), and if we do not consummate a Business Combination by the First Extended Date, the period of time to consummate a Business Combination may be extended, without the approval of the Company’s shareholders, by resolutions of our board of directors (the “Board”) at least three days prior to First Extended Date, and to April 9, 2023 (the “Second Extended Date”); and may be further extended, by resolutions of the Board passed at least three days prior to the Second Extended Date, to May 9, 2023 (the “Third Extended Date”, and each of the First Extended Date, the Second Extended Date and the Third Extended Date, an “Extended Date”), for two additional one-month periods, for an aggregate of two months (each, an “Additional Extension Period”) (the “First Extension Amendment Proposal”) and (2) the proposal to approve amendment of our Investment Management Trust Agreement, dated February 5, 2021 (the “Trust Amendment”) to allow us to maintain any remaining amount in the Trust Account in an interest bearing demand deposit account at a bank (the “Trust Amendment Proposal”), and together with the First Extension Amendment Proposal, the “Extension Proposals”). In connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account.

On February 7, 2023, in connection with the First Extraordinary General Meeting, our Company and Continental Stock Transfer & Trust Company entered into the Amended and Restated Investment Management Trust Agreement (“Amended and Restated Trust Agreement”) to (i) reflect the Extension (as defined below) and (ii) allow the Company to maintain any remaining amount in its Trust Account established in connection with its IPO (the “Trust Account”) in an interest bearing demand deposit account at a bank (the “Trust Amendment”). A copy of the Amended and Restated Trust Agreement was filed on February 9, 2023 with the SEC on a Current Report on Form 8-K.

In connection with the First Extension Amendment Proposal, we agreed that for the period from February 9, 2023 until the First Extended Date, we shall deposit into the Trust Account $380,000 for the benefit of Public Shareholders who did not redeem as of February 9, 2023 (the “First Contribution”), (B) if we do not consummate a Business Combination by the First Extended Date and the Board elects to extend the period to consummate a Business Combination from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, we shall deposit into the Trust Account another $380,000 for the benefit of Public Shareholders who did not redeem as of the First Extended Date (the “Second Contribution”), and (C) if the we do not consummate a Business Combination by the Second Extended Date and the Board elects to extend the period to consummate a business combination from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, we shall deposit into the Trust Account the lesser another $380,000 for each Public Shareholders that did not redeem as of the Second Extended Date (the “Third Contribution”, and together with the First Contribution, the Second Contribution, the First-Phase Contribution (as defined below) and the Second-Phase Contribution (as defined below), the “Contributions”, each, a “Contributions”).

Each Contribution under the Fist Extension Amendment Proposal was deposited in the Trust Account on February 16, 2023, March 16, 2023 and April 18, 2023, respectively. Our Sponsor and DiaCarta each loaned our Company 50% of each Contribution in advance of its deposit into the Trust Account. The loans to our Company for the Contributions do not bear interest and will be repayable by us to our Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if we are unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account.

On May 9, 2023, we held the Second Extraordinary General Meeting. At the Second Extraordinary General Meeting, the shareholders approved (1) a special resolution to amend our Amended Second MAA to extend the Termination Date by which the we must (i) consummate the Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s then issued and outstanding public shares for three months, from May 9, 2023 to August 9, 2023, and, if we do not consummate a business combination by August 9, 2023, the Termination Date may be further extended, without the need for any further approval of the Company’s shareholders, by resolutions of the Board of the Company at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024.

In connection with the Second Extension Amendment Proposal, the Company agreed that, (A) for the First-Phase Extension Period, we shall deposit into the Trust Account the lesser of US$487,500 and US$0.0975 for each public share that is not redeemed as of May 9, 2023 (the “First-Phase Contribution”), (B) if we do not consummate a business combination by the First-Phase Extended Date and the Board elects to further extend the period to consummate a business combination, for each Second-Phase Extension Period, we shall deposit into the Trust Account the lesser of US$162,500 and US$0.0325 for each public share that is not redeemed as of May 9, 2023.

The First-Phase Contribution will be deposited in the Trust Account in three equal installments of US$162,500, on May 16, 2023, June 16, 2023 and July 16, 2023, respectively. Each Second-Phase Contribution, if applicable, will be deposited into the Trust Account on (x) with respect to the first Second-Phase Extension Period, August 16, 2023, and (y) with respect to each subsequent Second-Phase Extension Period, the 16th day of the calendar month in which the immediate previous Second-Phase Extended Date falls.

Each Contribution, under the Second Extension Amendment Proposal, will be deposited in full in advance into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial business combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial business combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, as amended.

In connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.2 million, leaving approximately $60.2 million in the Trust Account.

The loans to our Company for the Contributions will not bear interest and will be repayable by us to our Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if we are unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. If the Company terminates an Additional Extension Period at any time up to the applicable Extended Date, we will liquidate and dissolve in accordance with the Third MAA, provided that we shall have deposited the applicable Contribution for such Additional Extension Period.

Each of our Company and DiaCarta is responsible for one half of the costs and expenses in connection with the Extension, including the entire cost of soliciting proxies.

Liquidity and Going Concern

As of March 31, 2023, we had approximately $136,000 in our operating bank account, and a working capital deficit of approximately $5.8 million, exclusive of working capital loan – related party of $500,000 and convertible promissory note- related party of $600,000, respectively.

Our liquidity needs until the IPO were satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and a loan of approximately $185,000 from our Sponsor pursuant to the Note (as defined in Note 4 in our unaudited condensed consolidated financial statements. We repaid the Note in full in February 2021, at which time the Note was terminated. Subsequent to the consummation of the IPO our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account, Working Capital Loans (as defined in Note 4 to the accompanying unaudited condensed consolidated financial statements), convertible promissory note issued to Sponsor (as defined in Note 4 and Note 10 to the accompanying unaudited condensed consolidated financial statements) and loans form DiaCarta. As of March 31, 2023 and December 31, 2022, there were $500,000 and $500,000 outstanding under the Working Capital Loans, $600,000 and $0 outstanding under the convertible note issued to Sponsor, $380,000 and $0 outstanding under the loan from DiaCarta, respectively..

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” our management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. As such, our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2024, assuming the board of the Company has taken appropriate actions in accordance with the Second Extension Amendment Proposal , or such later time as the Company’s shareholders may approve in accordance with our charter. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or an affiliate of our Sponsor certain of our officers and directors to meet our obligations through the earlier of the consummation of our Business Combination or the time of liquidation. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

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

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy are not determinable as of the date of this Report and the specific impact on our financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity from inception to March 31, 2023 was in preparation for our formation and the IPO, and since the IPO, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income from our investments held in the Trust Account funded by the proceeds of the IPO.

For the three months ended March 31, 2023, we had a net income of approximately $0.9 million, which consisted of approximately $2.2 million in income from investments held in Trust Account, offset by approximately $1.0 million of general and administrative expenses approximately $0.3 million of non-operating income resulting from the change in fair value of derivative warrant liabilities and $45,000 of general and administrative expenses - related party.

For the three months ended March 31, 2022, we had a net income of approximately $9.2 million, which consisted of approximately $9.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $34,000 of income from investments held in Trust Account, offset by approximately $370,000 of general and administrative expenses and $45,000 of general and administrative expenses - related party.

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the IPO, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended March 31, 2023 and 2022, we incurred $45,000 of expenses in connection with such services in each period, which were recognized in the accompanying unaudited condensed statements of operations as administrative expenses - related party. As of March 31, 2023 and December 31, 2022, the unpaid balance in connection with such services was $390,000 and $345,000, respectively, included as accounts payable - related party on the accompanying condensed balance sheets.

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

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed consolidated financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies and estimates:

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement warrants continue to be estimated using Monte Carlo simulations. As of March 31, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. Accordingly, as of March 31, 2023 and December 31, 2022, 10,118,910 and 41,400,000 shares of Class A ordinary share subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

Off-Balance Sheet Arrangements

As of March 31, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2023, we were not subject to any market or interest rate risk, other than related to the derivative warrant liabilities. The net proceeds of the IPO, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2023, as such term is defined in Rules 13a-15(e)€ and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of March 31, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2023, covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Our material risk factors are disclosed in “Risk Factors” in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 31, 2023. Other than as set forth below, there have been no material changes from the risk factors previously disclosed in such filing.

The risk factor disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 set forth under the heading “Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the recent COVID-19 outbreak and the status of debt and equity markets, as well as protectionist legislation in our target markets.” is replaced in its entirety with the following risk factor in this Quarterly Report:

Our search for a business combination, and any target business with which we ultimately consummate our initial business combination, may be materially adversely affected by any future pandemic and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus (COVID-19) was reported to have surfaced, which has and is continuing to spread throughout parts of the world. On March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” COVID-19 has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Although lockdowns, shelter-in-place restrictions, and vaccine mandates, prevalent during the initial stages of COVID-19, have generally been lifted worldwide, there is no guarantee that COVID-19 will not spread again or there will be no other pandemic in the future. Disruptions posed by any future pandemic or other events (such as terrorist attacks or natural disasters), including as a result of protectionist sentiments or legislation in our target markets, may materially adversely affect our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by a number of factors, such as a pandemic, military conflict, terrorism, sanctions and other events, including, as a result of increased market volatility, decreased market liquidity and availability of acceptable third-party financing. Political developments impacting government spending, including inflation or raising interest rates, may also negatively impact markets and cause weaker macro-economic conditions. The effect of any or all of these events could adversely impact our ability to find a suitable business combination, as it may harm a potential target company’s operations and weaken its financial results.

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

Dated: May 15, 2023	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)