Form 10-Q
period 2023-06-30
HH&L Acquisition Co.
filed 2023-08-14
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, the Registrant had 4,205,185 of its Class A ordinary shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended June 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

HH&L ACQUISITION CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$126,996	$21,259
Prepaid expenses	92,356	43,670
Total current assets	219,352	64,929
Cash and Investments held in Trust Account	65,541,913	420,092,302
Total Assets	$65,761,265	$420,157,231

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$608,759	$170,875
Accounts payable - related party	435,000	345,000
Accrued expenses	4,999,683	4,124,690
Working capital loan - related party	500,000	500,000
Non-convertible promissory note - related party	570,000	—
Convertible promissory note - related party	290,000	—
Due to Third Party	895,000	—
Total current liabilities	8,298,442	5,140,565
Derivative warrant liabilities	619,600	1,549,000
Deferred underwriting commissions	5,796,000	5,796,000
Total liabilities	14,714,042	12,485,565

Commitments and Contingencies (Note 6)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 6,231,017 and 41,400,000 shares at approximately $10.50 and $10.14 per share as of June 30, 2023 and December 31, 2022, respectively	65,441,913	419,992,302

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at June 30, 2023 and December 31, 2022	1,035	1,035
Additional paid-in capital	—	—
Accumulated deficit	(14,395,725)	(12,321,671)
Total shareholders’ deficit	(14,394,690)	(12,320,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$65,761,265	$420,157,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended June 30,		For The Six Months Ended June 30,
	2023	2022	2023	2022
General and administrative expenses	$450,455	$734,122	$1,448,454	$1,103,931
Administrative expenses - related party	45,000	45,000	90,000	90,000
Loss from operations	(495,455)	(779,122)	(1,538,454)	(1,193,931)

Other income:
Change in fair value of derivative warrant liabilities	1,239,200	2,478,400	929,400	12,082,200
Income from cash and investments held in Trust Account	775,957	588,028	3,004,534	621,817
Total other income	2,015,157	3,066,428	3,933,934	12,704,017

Net income	$1,519,702	$2,287,306	$2,395,480	$11,510,086

Basic and diluted weighted average shares outstanding of Class A ordinary shares	8,281,774	41,400,000	15,762,568	41,400,000
Basic and diluted net income per ordinary share, Class A	$0.08	$0.04	$0.09	$0.22
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000	10,350,000	10,350,000
Basic and diluted net income per ordinary share, Class B	$0.08	$0.04	$0.09	$0.22

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023

					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance - December 31, 2022	10,350,000	$1,035	$—	$(12,321,671)	$(12,320,636)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(2,988,577)	(2,988,577)
Net income	—	—	—	875,778	875,778
Balance - March 31, 2023 (unaudited)	10,350,000	1,035	—	(14,434,470)	(14,433,435)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,480,957)	(1,480,957)
Net income	—	—	—	1,519,702	1,519,702
Balance - June 30, 2023 (unaudited)	10,350,000	$1,035	$—	$(14,395,725)	$(14,394,690)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

u
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

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Six Months Ended June 30,
	2023	2022
Cash Flows from Operating Activities:
Net income	$2,395,480	$11,510,086
Adjustments to reconcile net income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(3,004,534)	(621,817)
Change in fair value of derivative warrant liabilities	(929,400)	(12,082,200)
Changes in operating assets and liabilities:
Prepaid expenses	(48,686)	94,090
Accounts payable	437,884	107,424
Accounts payable - related party	90,000	90,000
Accrued expenses	874,993	513,791
Net cash used in operating activities	(184,263)	(388,626)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,465,000)	—
Disposal of investments held in Trust account	359,019,923	—
Net cash provided by investing activities	357,554,923	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	—
Proceeds from non-convertible promissory note - related party	570,000	—
Proceeds from due to third party	895,000	—
Repayment of convertible promissory note - related party	(10,000)	—
Redemption of Class A ordinary shares	(359,019,923)	—
Net cash used in financing activities	(357,264,923)	—

Net change in cash	105,737	(388,626)
Cash - beginning of the period	21,259	399,935
Cash - end of the period	$126,996	$11,309

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023

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

As of June 30, 2023, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through June 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination and the negotiation of the Business Combination Agreement as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its cash and investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

The Company’s sponsor is HH&L Investment Co., a Cayman exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million. One Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”). The Initial Public Offering incurred  offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions. On October 7, 2022, Goldman Sachs (Asia) L.L.C. delivered a letter to the Company to waive any of its entitlement to the portion of $14,490,000 underwriting commission fee (“GS Fee Waiver”) owed to it pursuant to the underwriting agreement entered in connection with the Initial Public Offering (the “Underwriting Agreement”). On October 13, 2022, Credit Suisse Securities (USA) LLC (“Credit Suisse”) executed a letter agreement with the Company whereby Credit Suisse waived any of its entitlement to the portion of the $14,490,000 underwriting commission fee (the “CS Fee Waiver”) owed to it pursuant to the Underwriting Agreement. On November 14, 2022, Credit Suisse delivered a notice of resignation to the SEC pursuant to Section 11(b)(1) under the Securities Act of 1933, as amended (the “Securities Act”) indicating that, effective as of October 13, 2022, Credit Suisse had resigned from, or ceased or refused to act in, any capacity and relationship with respect to the proposed business combination between the Company and DiaCarta (as defined below) and had disclaimed taking part in any preparation and any responsibility for any portion of information disclosed in any registration statement/proxy statement filed in connection with such proposed business combination (“Credit Suisse Resignation Letter”) (see Note 6).

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

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 6). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (ASC 480). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which the Company has adopted upon the consummation of the Initial Public Offering, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

Notwithstanding the foregoing, the Second MAA (as defined below) provides that a Public Shareholder, together with any affiliate of such shareholder or any other person with whom such shareholder is acting in concert or as a “group” (as defined under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), will be restricted from redeeming its shares with respect to more than an aggregate of 20% or more of the Class A ordinary shares sold in the Initial Public Offering, without the prior consent of the Company.

The Company’s Sponsor, officers and directors (the “initial shareholders”) agreed not to propose an amendment to the Second MAA (as defined below) (A) that would modify the substance or timing of the Company’s obligation to allow redemptions in connection with the initial Business Combination or to redeem 100% of its Public Shares if the Company does not complete a Business Combination by the Termination Date (as defined below) or (B) with respect to any other provision relating to shareholders’ rights or pre-initial Business Combination activity, unless the Company provides the Public Shareholders with the opportunity to redeem their Public Shares in conjunction with any such amendment.

On February 7, 2023, the Company held an extraordinary general meeting (the “First Extraordinary General Meeting”). At the First Extraordinary General Meeting, the shareholders approved (1) by a special resolution to amend the Company’s second amended and restated memorandum and articles of association to extend the date (the “Termination Date”) by which the Company must (i) consummate the Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such business combination and redeem or repurchase 100% of the Company’s Public Shares  from February 9, 2023 to March 9, 2023 (the “First Extended Date”), and if the Company does not consummate a Business Combination by the First Extended Date, the period of time to consummate a Business Combination may be extended, without the approval of the Company’s shareholders, by resolutions of the Company’s board of directors of the Company (the “Board”) at least three days prior to First Extended Date, and to April 9, 2023 (the “Second Extended Date”); and may be further extended, by resolutions of the Board passed at least three days prior to the Second Extended Date, to May 9, 2023, for two additional one-month periods, for an aggregate of two months (each, an “Additional Extension Period”) (the “First Extension Amendment Proposal”) and (2) the proposal to approve amendment of the Company’s Investment Management Trust Agreement, dated February 5, 2021 (the “Trust Amendment”) to allow the Company to maintain any remaining amount in its Trust Account in an interest bearing demand deposit account at a bank.

In connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account.

On February 7, 2023, in connection with the First  Extraordinary General Meeting, the Company and Continental Stock Transfer & Trust Company entered into the Amended and Restated Investment Management Trust Agreement (“Amended and Restated Trust Agreement”) to (i) reflect the extension as described under the First Extension Amendment Proposal and (ii) allow the Company to maintain any remaining amount in its Trust Account established in connection with its Initial Public Offering in an interest bearing demand deposit account at a bank. A copy of the Amended and Restated Trust Agreement was filed on February 9, 2023 with the SEC on a Current Report on Form 8-K. On February 8, 2023, the Company instructed Continental Share Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest bearing bank deposit account.

In connection with the First Extension Amendment Proposal, the Company agreed that for the period from February 9, 2023 until the First Extended Date, it shall deposit into the Trust Account $380,000 for the benefit of Public Shareholders who did not redeem as of February 9, 2023 (the “First Contribution”), (B) if the Company does not consummate a Business Combination by the First Extended Date and the Board elects to extend the period to consummate a Business Combination from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, the Company shall deposit into the Trust Account another $380,000 for the benefit of Public Shareholders who did not redeem as of the First Extended Date (the “Second Contribution”), and (C) if the Company does not consummate a Business Combination by the Second Extended Date and the Board elects to extend the period to consummate a business combination from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, the Company shall deposit into the Trust Account another $380,000 for each Public Shareholders that did not redeem as of the Second Extended Date (the “Third Contribution”, and together with the First Contribution and the Second Contribution, the First-Phase Contribution (as defined below) and the Second-Phase Contribution (as defined below), the “Contributions”, each, a “Contributions”).

The First Contribution was deposited in the Trust Account on February 16, 2023. The Second Contribution was deposited into the Trust Account on March 16, 2023, and the Third Contribution was deposited into the Trust Account on April 18, 2023. The Sponsor and DiaCarta (as defined below) each loaned the Company 50% of each Contribution, under the First Extension Amendment Proposal, in advance of its deposit into the Trust Account. The loans to the Company for the Contributions do not bear interest and will be repayable by the Company to the Sponsor and DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account.

On May 9, 2023, the Company held another extraordinary general meeting (the “Second Extraordinary General Meeting”). At the Second Extraordinary General Meeting, the shareholders approved by a special resolution to amend the Company’s second amended and restated memorandum and articles of association, as amended on February 7, 2023 to extend the Termination Date for three months, from May 9, 2023 to August 9, 2023 (the “First-Phase Extension Period”), and, if the Company does not consummate a Business Combination by August 9, 2023, to further extend the Termination Date, without the need for any further approval of the Company’s shareholders, by resolutions of the Board at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024 (each one-month extension period from August 9, 2023 to February 9, 2024, a “Second-Phase Extension Period” and each First-Phase Extension Period and each Second-Phase Extension Period, an “Extension Period”) (such proposal, the “Second Extension Amendment Proposal”). “Extended Date” means the last day of each one-month extended period beyond August 9, 2023.

In connection with the Second Extension Amendment Proposal, the Company agreed that, (A) for the First-Phase Extension Period, the Company shall deposit into the Trust Account the lesser of $487,500 or $0.0975 for each public share that is not redeemed as of May 9, 2023 (the “First-Phase Contribution”), (B) if the Company does not consummate a business combination by the First-Phase Extended Date and the Board elects to further extend the period to consummate a Business Combination, for each Second-Phase Extension Period, the Company shall deposit into the Trust Account the lesser of $162,500 or $0.0325 for each public share that is not redeemed as of May 9, 2023. “Contribution” means the deposit made into the Trust Account in relation to the extension of the Termination Date.

As of the date hereof, the Company has deposited or caused to be deposited two installments of the First-Phase Contribution of $162,500 on May 18, 2023 and June 21, 2023, respectively. The Company intends to deposit the third installment of the First-Phase Contribution as soon as practicable. Pursuant to the Second Extension Amendment Proposal, each Second-Phase Contribution (except the first Second-Phase Contribution) will be deposited into the Trust Account on the 16th day of the calendar month in which the immediate previous Second-Phase Extended Date falls. Each Contribution, under the Second Extension Amendment Proposal, will be deposited in full into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial business combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA.

In connection with the Second Extraordinary General Meeting held on May 9, 2023, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account.

On August 9, 2023, the Company held another extraordinary general meeting (the “Third Extraordinary General Meeting”). At the Third Extraordinary General Meeting, the shareholders approved special resolution to amend the Company’s second amended and restated memorandum and articles of association, as amended on February 7, 2023 and May 9, 2023 to extend the Termination Date from August 9, 2023, without the need for any further approval of the Company’s shareholders, by resolutions of the Board at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024, without requiring the Company to make any deposit into the Trust Account (the “Third Extension Amendment Proposal”).

Pursuant to the second amended and restated memorandum and articles of association, as amended on February 7, 2023, May 9, 2023 and August 9, 2023 (as may be further amended from time to time, the “Second MAA”), if the Company is unable to complete the initial Business Combination by February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal), the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to the Company obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with the Company, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if the Company fails to complete the initial Business Combination by February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal), or such later period approved by the Company’s shareholders in accordance with the Second MAA.

The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Date and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

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

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and DiaCarta (the “Proposed Business Combination”) will be effected in two steps. First, before the closing of the Proposed Business Combination (the “Closing”), both the Company and DiaCarta will deregister in the Cayman Islands and domesticate as Delaware corporations in accordance with Section 388 of the Delaware General Corporation Law and the Cayman Islands Companies Act (As Revised), with DiaCarta changing its name to DiaCarta Holdings, Inc. (the “Domestication”). Second, at the Closing, Merger Sub will merge with and into DiaCarta Holdings, Inc., with DiaCarta Holdings, Inc. surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Proposed Business Combination, DiaCarta Holdings, Inc. will become a wholly owned subsidiary of the Company. The Company will then change its name to “DiaCarta, Inc.” We refer to the Company after the Domestication but before the Merger as “Domesticated SPAC.” The aggregate merger consideration paid to DiaCarta equityholders in connection with the Proposed Business Combination consists of 46 million Domesticated SPAC Common Stock (as defined under the Business Combination Agreement), which is calculated based on a pre-money equity valuation of DiaCarta at $460.0 million on a fully diluted basis.

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

The Company has agreed, pursuant to the Business Combination Agreement, to seek additional investors through one or more private placements of common stock of the Domesticated SPAC. In connection with the Proposed Business Combination, the Sponsor has agreed to contribute or forfeit certain Class B ordinary shares of the Company owned by itself to facilitate financing after signing of the Business Combination Agreement and certain forfeiture arrangement with an agreed cap.

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

First Amendment to Business Combination Agreement

On January 20, 2023, the Company, Merger Sub and DiaCarta entered into the First Amendment to Business Combination Agreement (the “BCA Amendment”), pursuant to which the Business Combination Agreement was amended to provide that, among other things, DiaCarta shall prepare and submit to NYSE or Nasdaq an initial listing application, if required under NYSE or Nasdaq rules, in connection with the transactions contemplated by the Business Combination Agreement and covering the Domesticated SPAC Common Stock issuable in accordance with the Business Combination Agreement and obtain approval for the listing on NYSE or Nasdaq of such Domesticated SPAC Common Stock.

Termination of Business Combination Agreement

On June 26, 2023, the Company sent DiaCarta a termination notice (the “Termination Notice”) that the Company had terminated the Business Combination Agreement (the “Termination”) and all ancillary agreements and as a remedy at law, based on breaches by DiaCarta of certain representations and covenants contained in the Business Combination Agreement and fraudulent misrepresentation on the part of DiaCarta.

The Termination Notice does not constitute a waiver of, or shall prejudice any of the Company’s rights under the Business Combination Agreement or at law, and the Company reserves all such rights in full to pursue any and all loss of the Company, the Sponsor, and the shareholders of the Company with respect to the Termination.

The Company is still searching for a potential Business Combination target after the Termination with DiaCarta.

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of our management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and six months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

Concentration of Cash Balances

The Company has significant cash balances at financial institutions which throughout the year regularly exceed the federally insured limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows.

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2023 and December 31, 2022.

Liquidity and Going Concern

As of June 30, 2023, the Company had $126,996 in its operating bank account and a working capital deficit of approximately $6.7 million exclusive of working capital loan – related party of $500,000, convertible promissory note - related party of $290,000 and non-convertible promissory note - related party of $570,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4) and a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Note was repaid in full in February 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, Working Capital Loans (as defined in Note 4), convertible promissory note issued to Sponsor and loan from DiaCarta (as described in Note 5). As of June 30, 2023 and December 31, 2022, there were amounts of $500,000 and $500,000 outstanding under the Working Capital Loans, $290,000 and $0 outstanding under the convertible note issued to Sponsor, $570,000 and $0 outstanding under the non-convertible note issued to Sponsor and $895,000 and $0 outstanding under the loan from DiaCarta, respectively.

On August 8, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (the “Investor” or “Polar”), an unaffiliated third party of the Company, pursuant to which, the Investor has agreed to provide up to $1,500,000 loan to the Sponsor from time to time (the “Capital Contribution Note”, see Note 11 for further details), which will in turn be loaned without interest by the Sponsor to the Company for the Company’s working capital needs. Up to the date the unaudited condensed consolidated financial statements were issued, in connection with the Subscription Agreement, the Sponsor has not yet loaned to the Company.

In connection with the Company’s assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation – Going Concern,” management has determined that the working capital deficit, mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal), or such later time as the Company’s shareholders may approve in accordance with the Second MAA. The management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors to meet its obligations through the earlier of the consummation of its Business Combination or its liquidation. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

Cash and Investments Held in Trust Account

Prior to February 8, 2023, the Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. Trading securities are presented on the unaudited condensed consolidated balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from cash and investments held in the Trust Account in the accompanying unaudited condensed consolidated statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information. On and following February 8, 2023, the Company’s portfolio of investments is comprised of deposits in interest bearing demand deposit accounts at banks.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed consolidated financial statements and the reported amounts of income and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed consolidated financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 10).

Fair Value Measurements

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. U.S. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

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

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. As of June 30, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans and Convertible Promissory Note (as defined in Note 4) may be converted into warrants of the Company at a price of $1.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument pursuant to ASC 815, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party and Convertible Promissory Note in the accompanying condensed consolidated balance sheets.

Offering Costs Associated with the Initial Public Offering

Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with warrant liabilities are expensed as incurred, presented as non-operating expenses in the accompanying unaudited condensed consolidated statements of operations. Offering costs associated with the Class A ordinary shares were charged against the carrying value of the Class A ordinary shares upon the completion of the Initial Public Offering. Of the total offering costs of the Initial Public Offering, approximately $821,000 was charged to expense in offering costs associated with warrant liabilities and $22.8 million was charged against the carrying value of the Class A ordinary shares subject to possible redemption. The Company classifies deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2023 and December 31, 2022, 6,231,017 and 41,400,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s consolidated balance sheets.

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

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of June 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of June 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. Net income per share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period. The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary share:

	For the Three Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$675,503	$844,199	$1,829,845	$457,461

Denominator:
Basic and diluted weighted average ordinary shares outstanding	8,281,774	10,350,000	41,400,000	10,350,000
Basic and diluted net income per ordinary share	$0.08	$0.08	$0.04	$0.04

	For the Six Months Ended June 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income - basic and diluted	$1,446,005	$949,475	$9,208,069	$2,302,017

Denominator:
Basic and diluted weighted average ordinary shares outstanding	15,762,568	10,350,000	41,400,000	10,350,000
Basic and diluted net income per ordinary share	$0.09	$0.09	$0.22	$0.22

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the unaudited condensed consolidated financial statements.

Note 3 — Initial Public Offering

On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions. On October 7, 2022, Goldman Sachs (Asia) L.L.C. delivered GS Fee Waiver to the Company, waiving its entitlement to deferred fee of approximately $8.7 million. Credit Suisse delivered the CS Fee Waiver on October 13, 2022, waiving its entitlement to deferred fee only with respect to the Proposed Business Combination (see Note 6).

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Each whole Private Placement Warrant is exercisable for one whole Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants was added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination by the Extended Date, the Private Placement Warrants will expire worthless. The Private Placement Warrants will be non-redeemable and exercisable on a cashless basis so long as they are held by the Sponsor or its permitted transferees.

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

Non-Convertible Promissory Note

On March 6, 2023, the Company issued an unsecured convertible promissory note (the “March 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $600,000 under the March 2023 Note. The Company may apply up to $570,000 under the March 2023 Note to fund the Contributions (the “Extension Deposit Amount”), and shall apply any remaining amount under the March 2023 Note for general corporate purpose (“General Corporate Amount”). The initial principal balance outstanding under the March 2023 Note was $190,000 at the time of issuance, which was used to fund the First Contribution. On March 16, 2023 and April 18, 2023, the Company used $380,000 under the March 2023 Note to fund the Second Contribution and the Third Contribution. The remaining $30,000 under the March 2023 Note were used to fund the General Corporate Amount. As of June 30, 2023, the total outstanding amount under the March 2023 Note is $600,000, among which, $570,000 was non-convertible and $30,000 was convertible as described below.

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

Convertible Promissory Note

The General Corporate Amount under the March 2023 Note may, at the Sponsor’s discretion, be converted into warrants (the “General Corporate Amount Warrants”) to purchase Class A ordinary shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the General Corporate Amount Warrants will be identical to those of the Private Placement Warrants. As of June 30, 2023, $30,000 of the General Corporate Amount was outstanding and convertible, and no General Corporate Amount has been converted into warrant.

On June 7, 2023, the Company issued an unsecured convertible promissory note (the “June 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $3,000,000 under the June 2023 Note. The initial principal balance outstanding under the Note was $270,000 as of June 7, 2023. On June 27, 2023, the Company repaid $10,000 to the Sponsor, resulting the total outstanding balance under the June 2023 Note was $260,000 as of June 30, 2023.

Pursuant to the June 2023 Note, at the option of the Sponsor, at any time prior to the maturity date, an amount up to $780,000 of the June 2023 Note (or any portion thereof), may be converted into General Corporate Amount Warrants to purchase Class A ordinary shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of June 30, 2023, $260,000 of the June 2023 Note was outstanding and convertible, and no amount has been converted into warrant.

The June 2023 Note will not bear any interest, and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of an initial merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination involving the Company and one or more businesses. The maturity date of the June 2023 Note may be accelerated upon the occurrence of an Event of Default (as defined under the June 2023 Note). In the event that an initial Business Combination is not consummated, the Extension Deposit Amount will be forgiven or eliminated, except to the extent of any fund held by the Company outside of the Trust Account.

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

On September 15, 2022, the Company issued an unsecured convertible promissory note to its Sponsor, pursuant to which the Company may borrow up to $500,000 (the “working capital loan - related party”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The working capital loan - related party will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of the initial Business Combination unless accelerated upon the occurrence of an Event of Default (as defined under the unsecured convertible promissory note), which includes failure by the Company to make required payments under the unsecured convertible promissory note and bankruptcy of the Company. As of June 30, 2023 and December 31, 2022, the Company had a working capital loan of $500,000 and $500,000 respectively.

Administrative Service Agreement

Commencing on the date the Company’s securities are first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended June 30, 2023 and 2022, the Company incurred $45,000 and $45,000 of expenses for these services which are recognized in the accompanying condensed consolidated statements of operations as administrative expenses - related party. For the six months ended June 30, 2023 and 2022, the Company incurred $90,000 and $90,000 of expenses in connection with such services, which were recognized in the accompanying condensed consolidated statements of operations as administrative expenses - related party. As of June 30, 2023 and December 31, 2022, there was $435,000 and $345,000 outstanding related to these expenses, respectively, in accounts payable - related party on the accompanying condensed consolidated balance sheets.

Note 5 — Due to Third Party

DiaCarta agreed to loan the Company 50% of each Contribution in advance of its deposit into the Trust Account. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to DiaCarta upon consummation of an initial Business Combination. The loans will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any funds held outside of the Trust Account. If the Company terminates an extension period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA, provided that the Company shall have deposited the applicable Contribution for such extension period.

On February 16, 2023, March 16, 2023 and April 18, 2023, the Company received three tranches of $190,000, for an aggregate of $570,000 from DiaCarta. On May 18, 2023 and June 21, 2023, the Company received two tranches of $162,500, for an aggregate of $325,000. As of June 30, 2023, the Company received $895,000 in total from DiaCarta. All the $895,000 from DiaCarta were deposited into Trust Account for the extension as described above. Subsequent to the Termination of the Business Combination Agreement with DiaCarta (as described in Note 1), the Company reclassified the amounts received from DiaCarta as due to third party as of June 30, 2023.

Note 6 — Commitments and Contingencies

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

On October 7, 2022, Goldman Sachs (Asia) L.L.C., one of the participating underwriters in the Company’s Initial Public Offering, waived its entitlement to its portion of the deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $8.4 million and a gain from extinguishment of the deferred underwriting commissions allocated to the derivative warrant liabilities of approximately $296,000 as presented on the audited financial statements for the year ended December 31, 2022.

On October 13, 2022, Credit Suisse executed a letter agreement with the Company, in which Credit Suisse waived its portion of the deferred underwriting fee of approximately $5.8 million, with respect to the Proposed Business Combination.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy, the specific impact on the Company’s financial condition, results of operations, and cash flows are not yet determinable.

Note 7 — Derivative Warrant Liabilities

As of June 30, 2023 and December 31, 2022, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

The exercise price and number of ordinary shares issuable upon exercise of the warrants may be adjusted in certain circumstances including in the event of a share dividend, or recapitalization, reorganization, merger or consolidation. In addition, if (x) the Company issues additional Class A ordinary shares or equity-linked securities for capital-raising purposes in connection with the closing of the initial Business Combination at an issue price or effective issue price of less than $9.20 per Class A ordinary share (with such issue price or effective issue price to be determined in good faith by the board of directors and, in the case of any such issuance to the initial shareholders or their affiliates, without taking into account any Founder Shares held by the initial shareholders or such affiliates, as applicable, prior to such issuance) (the “Newly Issued Price”), (y) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, plus interest thereon, available for the funding of the initial Business Combination on the date of the consummation of the initial Business Combination (net of redemptions), and (z) the volume-weighted average trading price of the Class A ordinary shares during the 10-trading day period starting on the trading day prior to the day on which the Company consummates the initial Business Combination (such price, the “Market Value”) is below $9.20 per share, then the exercise price of the warrants will be adjusted (to the nearest cent) to be equal to 115% of the higher of the Market Value and the Newly Issued Price, the $18.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price described below will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price.

The terms of the Private Placement Warrants are identical to those of the Public Warrants, except that the Private Placement Warrants and the ordinary shares issuable upon exercise of the Private Placement Warrants, so long as they are held by the Sponsor or its permitted transferees, (i) will not be redeemable by the Company, (ii) may not (including the Class A ordinary shares issuable upon exercise of these warrants), subject to certain limited exceptions, be transferred, assigned or sold by the holders until 30 days after the completion of the initial Business Combination, (iii) may be exercised by the holders on a cashless basis and (iv) will be entitled to registration rights. If the Private Placement Warrants are held by holders other than the Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company and exercisable by the holders on the same basis as the Public Warrants.

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

If the Company calls the warrants for redemption as described above, the Company will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

Note 8 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting , the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account. As of June 30, 2023 and December 31, 2022, there were 6,231,017 and 41,400,000 Class A ordinary shares outstanding, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets. On August 9, 2023, in connection with the Third Extraordinary General Meeting, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash, leaving 4,205,185 Class A ordinary shares remain outstanding. The Company expects that the redemption price will be approximately $10.55 per share.

The Class A ordinary share subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,759,327)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	36,835,327
Class A ordinary shares subject to possible redemption - December 31, 2021	414,000,000
Plus:
Waiver of Class A shares issuance costs	8,398,404
Less:
Remeasurement of Class A ordinary shares subject to possible redemption	(2,406,102)
Class A ordinary shares subject to possible redemption - December 31, 2022	419,992,302
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,988,577
Less:
Redemption of Class A ordinary shares	(318,589,709)
Class A ordinary shares subject to possible redemption - March 31, 2023	104,391,170
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,480,957
Less:
Redemption of Class A ordinary shares	(40,430,214)
Class A ordinary shares subject to possible redemption - June 30, 2023	$65,441,913

Note 9 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of June 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 6,231,017 and 41,400,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (see Note 8).

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of June 30, 2023 and December 31, 2022, there were 10,350,000 Class B ordinary shares issued and outstanding.

Holders of the Class A ordinary shares and holders of the Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the Company’s shareholders, except as required by law.

If the Company calls the warrants for redemption as described above, the Company will have the option to require any holder that wishes to exercise his, her or its warrant to do so on a “cashless basis.” In no event will the Company be required to net cash settle any warrant. If the Company is unable to complete a Business Combination by the Extended Date and the Company liquidates the funds held in the Trust Account, holders of Warrants will not receive any of such funds with respect to their warrants, nor will they receive any distribution from the Company’s assets held outside of the Trust Account with the respect to such warrants. Accordingly, the warrants may expire worthless.

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

Note 10 — Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of June 30, 2023
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrant	$—	$414,000	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$205,600

	Fair Value Measured as of December 31, 2022
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account	$420,092,302	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$1,035,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$514,000

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized on the accompanying unaudited condensed consolidated statements of operations. On June 30, 2023 and December 31, 2022, the fair value of the Public Warrants was measured using the public trading price. Due to the insufficient trading volume of Public Warrants, the fair value of the Public Warrants was reclassified to Level 2 as of June 30, 2023.

For the three months ended June 30, 2023 and 2022, the Company recognized a gain from a decrease in the fair value of derivative warrant liabilities of approximately $1.2 million and approximately $2.5 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the six months ended June 30, 2023 and 2022, the Company recognized a gain from a decrease in the fair value of derivative warrant liabilities of approximately $0.9 million and approximately $12.1 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended June 30, 2023 and December 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800
Change in fair value of derivative warrant liabilities - Level 3	(5,242,800)
Derivative warrant liabilities at December 31, 2022 - Level 3	514,000
Change in fair value of derivative warrant liabilities - Level 3	102,800
Derivative warrant liabilities at March 31, 2023 - Level 3	616,800
Change in fair value of derivative warrant liabilities - Level 3	(411,200)
Derivative warrant liabilities at June 30, 2023 - Level 3	$205,600

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	June 30, 2023
Exercise price	$11.50	$11.50
Volatility	5.50%	5.50%
Stock price	$10.11	$10.48
Expected life of the options to convert	5.19	5.13
Risk-free rate	3.91%	4.04%
Implied Success	5.40%	1.6%

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Other than the transfer of Public Warrants to Level 2 during the three months ended June 30, 2023, no other transfers to/from Levels 1, 2 and 3 are recognized during the three and six months ended June 30, 2023 and 2022.

Note 11 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred up to the date the unaudited condensed consolidated financial statements were issued. Based upon this review, except for the below, the Company did not identify any subsequent events that have occurred that would require adjustment or disclosures in the unaudited condensed consolidated financial statements.

Third Extraordinary General Meeting

On August 9, 2023, the Company held the Third Extraordinary General Meeting, at which, the shareholders approved by a special resolution to amend the Company’s second amended and restated memorandum and articles of association, as amended on February 7, 2023 and May 9, 2023 to extend the date by which the Company must (i) consummate an initial Business Combination or (ii) cease its operations except for the purpose of winding up if it fails to complete such Business Combination and redeem or repurchase 100% of the Company’s then issued and outstanding Public Shares from August 9, 2023, without the need for any further approval of the Company’s shareholders, by resolutions of the Board at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024, without requiring the Company to make any deposit into the Trust Account.

Capital Contribution Note

On August 8, 2023 the Company entered into the Subscription Agreement with the Sponsor and Polar, an unaffiliated third party of the Company. Pursuant to the Subscription Agreement, Polar agrees to make certain capital contributions (“Investor Capital Contribution”) from time to time, at the request of the Sponsor, subject to the terms and conditions of the Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund the Company’s working capital needs.

The maximum aggregate Investor Capital Contribution is $1,500,000, with (i) an initial Investor Capital Contribution of $500,000 available for drawdown within five business days of the Subscription Agreement; (ii) an Investor Capital Contribution of $500,000 available for drawdown within five business days after the date that the Company announces a business combination agreement; and (iii) an Investor Capital Contribution of $500,000 available for drawdown after the date of filing of a registration statement in relation to the Business Combination. The Sponsor has the right but no obligation to drawdown any amount pursuant to and under the Subscription Agreement. Up to the date the unaudited condensed consolidated financial statements were issued, in connection with the Subscription Agreement, the Sponsor has not yet loaned to the Company.

In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial Business Combination to, issue one Class A ordinary share of the Company (or the surviving entity) for each dollar of Investor Capital Contribution received by the Sponsor, at the closing of the Business Combination (the “Subscription Shares”). The Company or the surviving entity of the Business Combination shall file a registration statement to register the Subscription Shares promptly but no later than 30 calendar days after the closing of the Business Combination, and cause the registration statement to be declared effective no later than 90 calendar days after the closing of Business Combination.

Any loan by the Sponsor to the Company funded by the Investor Capital Contribution shall not accrue interest and shall be repaid by the Company upon the closing of an initial Business Combination. Upon such repayment to the Sponsor, the Sponsor shall pay to Polar an amount equal to the Investor Capital Contribution actually funded and received by the Sponsor within five business days of the closing of the Business Combination. The Sponsor shall not sell, transfer, or otherwise dispose of any securities owned by the Sponsor until the full amount of the payments due has been paid to Polar. The Company and Sponsor shall be jointly and severally obligated for such repayment to Polar. If the Company consummates its Business Combination, Polar may elect at closing of the Business Combination to receive such repayments either in cash or in the form of Class A ordinary share at a rate of one Class A ordinary share for each $10 of the Investor Capital Contribution actually funded and received by the Sponsor.

If the Company liquidates without consummating any Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (not including the Trust Account), to the extent legally permissible and permissible under agreements which Sponsor or the Company is party to, will be paid to Polar by the Sponsor within five calendar days of the liquidation. Such payment from the Sponsor shall fulfill the Company’s and the Sponsor’s joint obligations to repay the amounts due to Polar under the Subscription Agreement and release the Company and the Sponsor from any and all joint obligations to repay Polar pursuant to the Subscription Agreement.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

References to the “Company,” “our,” “us” or “we” refer to HH&L Acquisition Co. References to “our management” refer to our officers and directors. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto contained elsewhere in this report. Capitalized but not otherwise defined terms have the meaning as ascribed to such terms in the notes to the accompanying financial statements. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Cautionary Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q (“This Quarterly Report” or “this report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Quarterly Report, including, without limitation, statements in this Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the completion of the Business Combination, our financial position, business strategy and plans and objective of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings. Forward-looking statements relate to future events or future performance, but reflect our management’s current beliefs, based on information currently available. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023 and Item 1A of this Quarterly Report. Our securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, we disclaim any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Our Sponsor is HH&L Investment Co., a Cayman exempted company. The registration statement for our Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, we consummated our Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions (see Note 6 to the accompanying unaudited condensed consolidated financial statements).

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 10,280,000 Private Placement Warrant, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.3 million (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Upon the closing of the Initial Public Offering and the Private Placement, a total of $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account, located in the United States with Continental Share Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account. On August 9, 2023, in connection with the Third Extraordinary General Meeting, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash, leaving 4,205,185 Class A ordinary shares remain outstanding. The Company expects that the redemption price will be approximately $10.55 per share.

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

Pursuant to the second amended and restated memorandum and articles of association, as amended on February 7, 2023, May 9, 2023 and August 9, 2023, if we are unable to complete the initial Business Combination by February 9, 2024 (assuming the Board us has taken appropriate actions in accordance with the Third Extension Amendment Proposal), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if we fail to complete the initial Business Combination by February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal),or such later period approved by the Company’s shareholders in accordance with the Second MAA. However, if our Sponsor or management team acquire Public Shares after our Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete the initial Business Combination within the prescribed time period.

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

Additionally, on October 7, 2022, we received a letter from Goldman Sachs (Asia) L.L.C., which, among others, waived any entitlement to their respective portions of the $14,490,000 deferred underwriting fee, and on October 13, 2022, we executed a letter agreement with Credit Suisse, whereby Credit Suisse waived their respective portions of the remaining deferred underwriting fee with respect to the Proposed Business Combination. On November 14, 2022, Credit Suisse delivered a notice of resignation to the SEC pursuant to Section 11(b)(1) under the Securities Act indicating that, effective as of October 13, 2022, Credit Suisse had resigned from, or ceased or refused to act in, any capacity and relationship with respect to the Proposed Business Combination and had disclaimed taking part in any preparation and any responsibility for any portion of information disclosed in any registration statement/proxy statement filed in connection with the Proposed Business Combination.

On January 20, 2023, our Company, Merger Sub and DiaCarta entered into the BCA Amendment, pursuant to which the Business Combination Agreement was amended to provide that, among other things, DiaCarta shall prepare and submit to NYSE or Nasdaq an initial listing application, if required under NYSE or Nasdaq rules, in connection with the transactions contemplated by the Business Combination Agreement and covering the Domesticated SPAC Common Stock issuable in accordance with the Business Combination Agreement and obtain approval for the listing on NYSE or Nasdaq of such Domesticated SPAC Common Stock.

On June 26, 2023, we sent DiaCarta a Termination Notice that we had terminated the Business Combination Agreement and all ancillary agreements and as a remedy at law, based on breaches by DiaCarta of certain representations and covenants contained in the Business Combination Agreement and fraudulent misrepresentation on the part of DiaCarta.

The Termination Notice does not constitute a waiver of, or shall prejudice any of our rights under the Business Combination Agreement or at law, and we reserve all such rights in full to pursue any and all loss of us, the Sponsor, and our shareholders with respect to the Termination.

We are still searching for other potential Business Combination target as of the issuance date of this Quarterly Report.

Extension, Redemptions and Trust Account

On February 7, 2023, we held the First Extraordinary General Meeting, at which, the shareholders approved (1) by a special resolution to amend our second amended and restated memorandum and articles of association to extend the Termination Date from February 9, 2023 to March 9, 2023, and if we do not consummate a Business Combination by the First Extended Date, to further extend the Termination Date, without further approval of the Company’s shareholders, by resolutions of the Board at least three days prior to First Extended Date, and to April 9, 2023, which may be further extended, by resolutions of the Board passed at least three days prior to the Second Extended Date, to May 9, 2023 and (2) the proposal to approve amendment of our Investment Management Trust Agreement, dated February 5, 2021 to allow us to maintain any remaining amount in the Trust Account in an interest bearing demand deposit account at a bank. In connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account.

On February 7, 2023, in connection with the First Extraordinary General Meeting, our Company and Continental Stock Transfer & Trust Company entered into the Amended and Restated Trust Agreement to (i) reflect the extension as described under the First Extension Amendment Proposal and (ii) allow the Company to maintain any remaining amount in its Trust Account established in connection with its Initial Public Offering in an interest bearing demand deposit account at a bank. A copy of the Amended and Restated Trust Agreement was filed on February 9, 2023 with the SEC on a Current Report on Form 8-K. On February 8, 2023, the Company instructed Continental Share Transfer & Trust Company to hold all funds in the Trust Account uninvested in an interest bearing bank deposit account.

In connection with the First Extension Amendment Proposal, we agreed that (A) for the period from February 9, 2023 until the First Extended Date, we shall deposit into the Trust Account $380,000 for the benefit of Public Shareholders who did not redeem as of February 9, 2023, (B) if we do not consummate a Business Combination by the First Extended Date and the Board elects to extend the period to consummate a Business Combination from the First Extended Date to the Second Extended Date, for the period from the First Extended Date to the Second Extended Date, we shall deposit into the Trust Account another $380,000 for the benefit of Public Shareholders who did not redeem as of the First Extended Date, and (C) if the we do not consummate a Business Combination by the Second Extended Date and the Board elects to extend the period to consummate a business combination from the Second Extended Date to the Third Extended Date, for the period from the Second Extended Date to the Third Extended Date, we shall deposit into the Trust Account another $380,000 for each Public Shareholders that did not redeem as of the Second Extended Date.

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

On May 9, 2023, we held the Second Extraordinary General Meeting, at which, the shareholders approved by a special resolution to amend our Second MAA to extend the Termination Date for three months, from May 9, 2023 to August 9, 2023, and, if we do not consummate a business combination by August 9, 2023, to further extend the Termination Date, without the need for any further approval of the Company’s shareholders, by resolutions of the Board at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024.

In connection with the Second Extension Amendment Proposal, we agreed that, (A) for the First-Phase Extension Period, we shall deposit into the Trust Account the lesser of $487,500 or $0.0975 for each public share that is not redeemed as of May 9, 2023, (B) if we do not consummate a business combination by the First-Phase Extended Date and the Board elects to further extend the period to consummate a business combination, for each Second-Phase Extension Period, we shall deposit into the Trust Account the lesser of US$162,500 or US$0.0325 for each public share that is not redeemed as of May 9, 2023.

As of the date hereof, the Company has deposited or caused to be deposited two installments of the First-Phase Contribution of $162,500 on May 18, 2023 and June 21, 2023, respectively. The Company intends to deposit the third installment of the First-Phase Contribution as soon as practicable. Pursuant to the Second Extension Amendment Proposal, each Second-Phase Contribution (except the first Second-Phase Extension Period) will be deposited into the Trust Account on the 16th day of the calendar month in which the immediate previous Second-Phase Extended Date falls.

Each Contribution, under the Second Extension Amendment Proposal, will be deposited in full into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial Business Combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA.

Each of our Company and DiaCarta is responsible for one half of the costs and expenses in connection with the extension in connection with the Second Extraordinary General Meeting, including the entire cost of soliciting proxies.

In connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account.

On August 9, 2023, the Company held the Third Extraordinary General Meeting, at which, the shareholders approved by a special resolution to amend the Company’s second amended and restated memorandum and articles of association, as amended on February 7, 2023 and May 9, 2023 to extend the Termination Date from August 9, 2023, without the need for any further approval of the Company’s shareholders, by resolutions of the Board at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024, without requiring the Company to make any deposit into the Trust Account.

Capital Contribution Note

On August 8, 2023 the Company entered into the Subscription Agreement with the Sponsor and Polar, an unaffiliated third party of the Company. Pursuant to the Subscription Agreement, Polar agrees to make certain capital contributions from time to time, at the request of the Sponsor, subject to the terms and conditions of the Subscription Agreement, to the Sponsor to meet the Sponsor’s commitment to fund the Company’s working capital needs.

The maximum aggregate Investor Capital Contribution is $1,500,000, with (i) an initial Investor Capital Contribution of $500,000 available for drawdown within five business days of the Subscription Agreement; (ii) an Investor Capital Contribution of $500,000 available for drawdown within five business days after the date that the Company announces a business combination agreement; and (iii) an Investor Capital Contribution of $500,000 available for drawdown after the date of filing of a registration statement in relation to the Business Combination. The Sponsor has the right but no obligation to drawdown any amount pursuant to and under the Subscription Agreement. Up to the date the unaudited condensed consolidated financial statements were issued, in connection with the Subscription Agreement, the Sponsor has not yet loaned to the Company.

In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial Business Combination to, issue one Class A ordinary share of the Company (or the surviving entity) for each dollar of Investor Capital Contribution received by the Sponsor, at the closing of the Business Combination. The Company or the surviving entity of the Business Combination shall file a registration statement to register the Subscription Shares promptly but no later than 30 calendar days after the closing of the Business Combination, and cause the registration statement to be declared effective no later than 90 calendar days after the closing of Business Combination.

Any loan by the Sponsor to the Company funded by the Investor Capital Contribution shall not accrue interest and shall be repaid by the Company upon the closing of an initial Business Combination. Upon such repayment to the Sponsor, the Sponsor shall pay to Polar an amount equal to the Investor Capital Contribution actually funded and received by the Sponsor within five business days of the closing of the Business Combination. The Sponsor shall not sell, transfer, or otherwise dispose of any securities owned by the Sponsor until the full amount of the payments due has been paid to Polar. The Company and Sponsor shall be jointly and severally obligated for such repayment to Polar. If the Company consummates its Business Combination, Polar may elect at closing of the Business Combination to receive such repayments either in cash or in the form of Class A ordinary share at a rate of one Class A ordinary share for each $10 of the Investor Capital Contribution actually funded and received by the Sponsor.

If the Company liquidates without consummating any Business Combination, any amounts remaining in the Sponsor’s or the Company’s cash accounts (not including the Trust Account), to the extent legally permissible and permissible under agreements which Sponsor or the Company is party to, will be paid to Polar by the Sponsor within five calendar days of the liquidation. Such payment from the Sponsor shall fulfill the Company’s and the Sponsor’s joint obligations to repay the amounts due to Polar under the Subscription Agreement and release the Company and the Sponsor from any and all joint obligations to repay Polar pursuant to the Subscription Agreement.

The full Subscription Agreement has been filed by the Company on a Current Report on Form 8-K with the SEC on August 9, 2023.

Liquidity and Going Concern

As of June 30, 2023, we had $126,996 in our operating bank account, and a working capital deficit of approximately $6.7 million, exclusive of working capital loan – related party of $500,000, convertible promissory note- related party of $290,000 and non-convertible promissory note - related party of $570,000.

Our liquidity needs until the Initial Public Offering were satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and a loan of approximately $185,000 from our Sponsor pursuant to the Note. We repaid the Note in full in February 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account, Working Capital Loans, convertible promissory note issued to Sponsor and loans from DiaCarta (see Note 4 and Note 5 to the accompanying unaudited condensed consolidated financial statements). As of June 30, 2023 and December 31, 2022, there were amounts of $500,000 and $500,000 outstanding under the Working Capital Loans, $290,000 and $0 outstanding under the convertible note issued to Sponsor, $570,000 and $0 outstanding under the non - convertible note issued to Sponsor, $895,000 and $0 outstanding under the loan from DiaCarta, respectively.

On August 8, 2023, we entered into the Subscription Agreement with the Sponsor and Polar, pursuant to which, Polar has agreed to provide up to $1,500,000 to the Sponsor and the Sponsor will in turn loan to us for our working capital needs. Up to the date of this Quarterly Report, in connection with the Subscription Agreement, the Sponsor has not yet loaned to us.

In connection with our assessment of going concern considerations in accordance with FASB ASC 205-40, “Basis of Presentation - Going Concern,” our management has determined that the working capital deficit and mandatory liquidation and subsequent dissolution raise substantial doubt about our ability to continue as a going concern. As such, our management plans to consummate a Business Combination prior to the mandatory liquidation date. No adjustments have been made to the carrying amounts of assets or liabilities should we be required to liquidate after February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal), or such later time as the Company’s shareholders may approve in accordance with the Second MAA. Our management plans to complete a Business Combination prior to the mandatory liquidation date and expects to receive financing from our Sponsor or an affiliate of our Sponsor or certain of our officers and directors to meet our obligations through the earlier of the consummation of our Business Combination or the time of liquidation. The unaudited condensed consolidated financial statements do not include any adjustment that might be necessary if we are unable to continue as a going concern.

Risks and Uncertainties

In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. The impact of this action and related sanctions on the world economy, the specific impact on our financial condition, results of operations, and cash flows are not determinable as of the date of these unaudited condensed consolidated financial statements.

Results of Operations

Our entire activity from inception to June 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income from our cash and investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

For the three months ended June 30, 2023, we had a net income of approximately $1.5 million, which consisted of approximately $1.2 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $0.8 million of income from cash and investments held in Trust Account, offset by approximately $0.5 million of general and administrative expenses and $45,000 of general and administrative expenses - related party.

For the three months ended June 30, 2022, we had a net income of approximately $2.3 million, which consisted of approximately $2.5 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $588,000 of income from cash and investments held in Trust Account, offset by approximately $734,000 of general and administrative expenses and $45,000 of general and administrative expenses - related party.

For the six months ended June 30, 2023, we had a net income of approximately $2.4 million, which consisted of approximately $0.9 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $3 million of income from cash and investments held in Trust Account, offset by approximately $1.4 million of general and administrative expenses, $90,000 of general and administrative expenses - related party.

For the six months ended June 30, 2022, we had a net income of approximately $11.5 million, which consisted of approximately $12.1 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $622,000 of income from cash and investments held in Trust Account, offset by approximately $1.1 million of general and administrative expenses and $90,000 of general and administrative expenses - related party.

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended June 30, 2023 and 2022, the Company incurred $45,000 and $45,000 of expenses for these services which are recognized in the accompanying condensed consolidated statements of operations as administrative expenses - related party. For the six months ended June 30, 2022 and 2021, the Company incurred $90,000 of expenses in connection with such services, which were recognized in the accompanying condensed statements of operations as administrative expenses - related party. As of June 30, 2023 and December 31, 2022, there was $435,000 and $345,000 outstanding related to these expenses, respectively, in accounts payable - related party on the accompanying condensed consolidated balance sheets.

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

On October 7, 2022, Goldman Sachs, one of the participating underwriters in our Initial Public Offering, waived its entitlement to its portion of the deferred underwriting fee, resulting in an adjustment to Class A ordinary shares subject to possible redemption of approximately $8.4 million and a gain from extinguishment of the deferred underwriting commissions allocated to derivative warrant liabilities of approximately $296,000 as presented on the audited financial statements for the year ended December 31, 2022.

On October 13, 2022, we entered into a letter agreement with Credit Suisse, pursuant to which, Credit Suisse agreed to waive its portions of the deferred underwriting fee of approximately $5.8 million, with respect to the Proposed Business Combination.

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

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants and debt with convertible features, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of June 30, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account. Accordingly, as of June 30, 2023 and December 31, 2022, 6,231,017 and 41,400,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets, respectively. On August 9, 2023, in connection with the Third Extraordinary General Meeting, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash, leaving 4,205,185 Class A ordinary shares remain outstanding. The Company expects that the redemption price will be approximately $10.55 per share.

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

Net Income per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income per share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 ordinary shares in the calculation of diluted income per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of June 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

JOBS Act

The JOBS Act contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.

Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the chief executive officer’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2023, we were not subject to any market or interest rate risk, other than related to the derivative warrant liabilities. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, was initially invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. On and following February 8, 2023, the Company’s portfolio of investments is comprised of deposits in interest bearing demand deposit accounts at banks. Due to the short-term nature of these investments, we believed there were no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of June 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2023, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

None.

Item 1A.  Risk Factors

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 31, 2023. Any of these factors could result in a significant or material adverse effect on our business, financial condition and results of operations. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business, financial condition and results of operations. As of the date of this Quarterly Report, other than as set forth below, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC. We may disclose further changes to the risk factors or disclose additional factors from time to time in our future filings with the SEC.

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

31.2

Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer (Principal Financial Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
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

Dated: August 14, 2023	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)