Form 10-Q
period 2023-09-30
HH&L Acquisition Co.
filed 2023-11-20
CIK 1824185

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 20, 2023, the Registrant had 4,205,185 of its Class A ordinary shares, $0.0001 par value per share, and 10,350,000 of its Class B ordinary shares, $0.0001 par value per share, issued and outstanding.

HH&L ACQUISITION CO.

Form 10-Q

For the Three Months Ended September 30, 2023

PART I. FINANCIAL INFORMATION

Item 1.     Condensed Consolidated Financial Statements

HH&L ACQUISITION CO.

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$123,334	$21,259
Prepaid expenses	163,306	43,670
Total current assets	286,640	64,929
Cash and Investments held in Trust Account	44,764,035	420,092,302
Total Assets	$45,050,675	$420,157,231

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$572,429	$170,875
Accounts payable - related party	485,000	345,000
Accrued expenses	5,247,177	4,124,690
Working capital loan - related party	500,000	500,000
Non-convertible promissory note - related party	570,000	—
Convertible promissory note - related party	290,000	—
Capital Contribution Note	500,000
Due to Third Party	895,000	—
Total current liabilities	9,059,606	5,140,565
Derivative warrant liabilities	929,400	1,549,000
Deferred underwriting commissions	5,796,000	5,796,000
Total liabilities	15,785,006	12,485,565

Commitments and Contingencies (Note 7)

Class A ordinary shares subject to possible redemption, $0.0001 par value; 4,205,185 and 41,400,000 shares at approximately $10.62 and $10.14 per share as of September 30, 2023 and December 31, 2022, respectively	44,664,035	419,992,302

Shareholders’ Deficit:
Preference shares, $0.0001 par value; 5,000,000 shares authorized; none issued or outstanding	—	—
Class A ordinary shares, $0.0001 par value; 500,000,000 shares authorized; no non-redeemable shares issued or outstanding	—	—
Class B ordinary shares, $0.0001 par value; 50,000,000 shares authorized; 10,350,000 shares issued and outstanding at September 30, 2023 and December 31, 2022	1,035	1,035
Additional paid-in capital	4,060,164	—
Accumulated deficit	(19,459,565)	(12,321,671)
Total shareholders’ deficit	(15,398,366)	(12,320,636)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$45,050,675	$420,157,231

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For The Three Months Ended September 30,		For The Nine Months Ended September 30,
	2023	2022	2023	2022
General and administrative expenses	$486,376	$1,395,693	$1,934,830	$2,499,624
Administrative expenses - related party	45,000	45,000	135,000	135,000
Compensation expenses incurred for transfer of class B ordinary shares to NRA Investors	4,060,164	—	4,060,164	—
Loss from operations	(4,591,540)	(1,440,693)	(6,129,994)	(2,634,624)

Other income (expenses):
Change in fair value of derivative warrant liabilities	(309,800)	4,337,200	619,600	16,419,400
Income from cash and investments held in Trust Account	529,813	1,872,086	3,534,347	2,493,903
Total other income (expenses)	220,013	6,209,286	4,153,947	18,913,303
Net (loss) income	$(4,371,527)	$4,768,593	$(1,976,047)	$16,278,679

Basic and diluted weighted average shares outstanding of Class A ordinary shares	5,262,141	41,400,000	12,223,962	41,400,000
Basic and diluted net (loss) income per Class A ordinary share	$(0.28)	$0.09	$(0.09)	$0.31
Basic and diluted weighted average shares outstanding of Class B ordinary shares	10,350,000	10,350,000	10,350,000	10,350,000
Basic and diluted net (loss) income per Class B ordinary share	$(0.28)	$0.09	$(0.09)	$0.31

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2023

					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	In Capital	Deficit	Deficit
Balance - December 31, 2022	10,350,000	$1,035	$—	$(12,321,671)	$(12,320,636)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(2,988,577)	(2,988,577)
Net income	—	—	—	875,778	875,778
Balance - March 31, 2023 (unaudited)	10,350,000	1,035	—	(14,434,470)	(14,433,435)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(1,480,957)	(1,480,957)
Net income	—	—	—	1,519,702	1,519,702
Balance - June 30, 2023 (unaudited)	10,350,000	1,035	—	(14,395,725)	(14,394,690)
Remeasurement of Class A ordinary shares subject to possible redemption	—	—	—	(692,313)	(692,313)
Compensation expenses incurred for transfer of class B ordinary shares to NRA Investors	—	—	4,060,164	—	4,060,164
Net loss	—	—	—	(4,371,527)	(4,371,527)
Balance - September 30, 2023 (unaudited)	10,350,000	$1,035	$4,060,164	$(19,459,565)	$(15,398,366)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

					Total
	Class B Ordinary Shares		Additional Paid-	Accumulated	Shareholders’
	Shares	Amount	in Capital	Deficit	Deficit
Balance - December 31, 2021	10,350,000	$1,035	$—	$(32,419,614)	$(32,418,579)
Net income	—	—	—	9,222,780	9,222,780
Balance - March 31, 2022 (unaudited)	10,350,000	1,035	—	(23,196,834)	(23,195,799)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(545,708)	(545,708)
Net income	—	—	—	2,287,306	2,287,306
Balance - June 30, 2022 (unaudited)	10,350,000	1,035	—	(21,455,236)	(21,454,201)
Accretion of Class A ordinary shares subject to possible redemption amount	—	—	—	(1,872,086)	(1,872,086)
Net income	—	—	—	4,768,593	4,768,593
Balance - September 30, 2022 (unaudited)	10,350,000	$1,035	$—	$(18,558,729)	$(18,557,694)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For The Nine Months Ended September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(1,976,047)	$16,278,679
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Income from cash and investments held in Trust Account	(3,534,347)	(2,493,903)
Change in fair value of derivative warrant liabilities	(619,600)	(16,419,400)
Compensation expenses incurred for transfer of class B ordinary shares to NRA Investors	4,060,164	—
Changes in operating assets and liabilities:
Prepaid expenses	(119,636)	188,607
Accounts payable	401,554	(40,766)
Accounts payable - related party	140,000	135,000
Accrued expenses	1,122,487	1,744,985
Net cash used in operating activities	(525,425)	(606,798)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(1,627,500)	—
Sale of investments held in Trust account	380,490,114	—
Net cash provided by investing activities	378,862,614	—

Cash Flows from Financing Activities:
Proceeds from convertible promissory note - related party	300,000	500,000
Proceeds from non-convertible promissory note - related party	570,000	—
Proceeds from Capital Contribution Note	500,000	—
Proceeds from due to third party	895,000	—
Repayment of convertible promissory note - related party	(10,000)	—
Redemption of Class A ordinary shares	(380,490,114)	—
Net cash (used in) provided by financing activities	(378,235,114)	500,000

Net change in cash	102,075	(106,798)
Cash - beginning of the period	21,259	399,935
Cash - end of the period	$123,334	$293,137

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

HH&L ACQUISITION CO.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023

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

As of September 30, 2023, the Company had not commenced any operations. All activity for the period from September 4, 2020 (inception) through September 30, 2023 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”) described below, and since its Initial Public Offering its search for a Business Combination and the negotiation of the Business Combination Agreement as described below. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income from its cash and investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

The Company’s sponsor is HH&L Investment Co., a Cayman exempted company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 5,400,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of $414.0 million. One Unit consists of one Class A ordinary share and one-half of one redeemable warrant (the “Public Warrant”). The Initial Public Offering incurred offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions. On October 7, 2022, Goldman Sachs (Asia) L.L.C. delivered a letter to the Company to waive any of its entitlement to the portion of $14,490,000 underwriting commission fee (“GS Fee Waiver”) owed to it pursuant to the underwriting agreement entered in connection with the Initial Public Offering (the “Underwriting Agreement”). On October 13, 2022, Credit Suisse Securities (USA) LLC (“Credit Suisse”) executed a letter agreement with the Company whereby Credit Suisse waived any of its entitlement to the portion of the $14,490,000 underwriting commission fee (the “CS Fee Waiver”) owed to it pursuant to the Underwriting Agreement. On November 14, 2022, Credit Suisse delivered a notice of resignation to the  Securities and Exchange Commission (“SEC”) pursuant to Section 11(b)(1) under the Securities Act of 1933, as amended (the “Securities Act”) indicating that, effective as of October 13, 2022, Credit Suisse had resigned from, or ceased or refused to act in, any capacity and relationship with respect to the proposed business combination between the Company and DiaCarta (as defined below) and had disclaimed taking part in any preparation and any responsibility for any portion of information disclosed in any registration statement/proxy statement filed in connection with such proposed business combination (“Credit Suisse Resignation Letter”) (see Note 7).

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

The Company will provide the holders of its Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially at $10.00 per Public Share). The per-share amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriter (as discussed in Note 7). These Public Shares were classified as temporary equity upon the completion of the Initial Public Offering in accordance with the Financial Accounting Standards Board’s (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity” (“ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the second amended and restated memorandum and articles of association which the Company has adopted upon the consummation of the Initial Public Offering, conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the initial shareholders (as defined below) agreed to vote their Founder Shares (as defined below in Note 4) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. Subsequent to the consummation of the Initial Public Offering, the Company adopted an insider trading policy which will require insiders to: (i) refrain from purchasing shares during certain blackout periods and when they are in possession of any material non-public information and (ii) to clear all trades with the Company’s legal counsel prior to execution. In addition, the initial shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination.

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

The Company has deposited or caused to be deposited the First-Phase Contribution in three equal instalments of $162,500 on May 18, 2023, June 21, 2023 and August 18, 2023, respectively. Pursuant to the Second Extension Amendment Proposal, each Second-Phase Contribution (except the first Second-Phase Contribution) will be deposited into the Trust Account on the 16th day of the calendar month in which the immediate previous Second-Phase Extended Date falls. Each Contribution, under the Second Extension Amendment Proposal, will be deposited in full into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial business combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA.

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

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $21.5 million, leaving approximately $44.6 million in the Trust Account and 4,205,185 Class A ordinary shares remain outstanding.

The underwriters have agreed to waive their rights to its deferred underwriting commission (see Note 7) held in the Trust Account in the event the Company does not complete a Business Combination by the Extended Date and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor has agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amount of funds in the Trust Account. This liability will not apply with respect to any claims by a third party who executed a waiver of any right, title, interest or claim of any kind in or to any monies held in the Trust Account or to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except for the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

On March 19, 2023, Credit Suisse Group AG, the parent company of Credit Suisse, and UBS Group AG (“UBS”) entered into a merger agreement with UBS as the surviving entity. As of the date hereof, Credit Suisse has not informed the Company of any development that would affect the CS Fee Waiver or the Credit Suisse Resignation Letter.

On August 3, 2023, the Sponsor and the Company, entered into an agreement (the “Non-Redemption Agreement”) with unaffiliated third parties (the “NRA Investors”) in exchange for them agreeing not to redeem an aggregate of 4,273,992 Class A ordinary shares of the Company (the “Non-Redeemed Shares”) at the Third Extraordinary General Meeting. In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to the NRA Investors an aggregate of 854,798 Class B ordinary shares of the Company held by the Sponsor promptly following consummation of an initial Business Combination if the NRA Investors continue to hold the Non-Redeemed Shares through the Third Extraordinary General Meeting. The Non-Redemption Agreement is not expected to increase the likelihood that the Third Extension Amendment Proposal is approved by shareholders but will increase the amount of funds that remain in the Company’s Trust Account following the Third Extraordinary General Meeting. As a result of the transfer of class B ordinary shares by a principal stockholder to relieve the Company of certain redemption liabilities, the Company recorded an expense of $4,060,164 which is in the amount of the fair value of the 854,798 Class B ordinary shares to be transferred from the Sponsor to the NRA Investors. The fair value of theses Class B ordinary shares were determined using a Monte Carlo Model, with the following key inputs, (i) volatility of 1.9%; (ii) risk- free rate of 4.9%, (iii) stock price of $10.56 and (iv) estimated remaining terms of 2 years.

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

Pursuant to the terms of the Business Combination Agreement, a business combination between the Company and DiaCarta (the “Proposed Business Combination”) will be effected in two steps. First, before the closing of the Proposed Business Combination (the “Closing”), both the Company and DiaCarta will deregister in the Cayman Islands and domesticate as Delaware corporations in accordance with Section 388 of the Delaware General Corporation Law and the Cayman Islands Companies Act (As Revised), with DiaCarta changing its name to DiaCarta Holdings, Inc. (the “Domestication”). Second, at the Closing, Merger Sub will merge with and into DiaCarta Holdings, Inc., with DiaCarta Holdings, Inc. surviving such merger as the surviving entity (the “Merger”). Upon consummation of the Proposed Business Combination, DiaCarta Holdings, Inc. will become a wholly owned subsidiary of the Company. The Company will then change its name to “DiaCarta, Inc.” We refer to the Company after the Domestication but before the Merger as “Domesticated SPAC.” The aggregate merger consideration paid to DiaCarta equityholders in connection with the Proposed Business Combination consists of 46 million shares of Domesticated SPAC Common Stock (as defined under the Business Combination Agreement), which is calculated based on a pre-money equity valuation of DiaCarta at $460.0 million on a fully diluted basis.

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

Note 2 — Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles of the United States of America (“U.S. GAAP”) for interim financial information and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP. In the opinion of our management, all adjustments (consisting of normal accruals) considered for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the year ending December 31, 2023 or any future period.

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

Principles of Consolidation

The unaudited condensed consolidated financial statements of the Company include its wholly owned subsidiary in connection with the planned merger. All inter-company accounts and transactions are eliminated in consolidation.

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2023 and December 31, 2022.

Liquidity and Going Concern

As of September 30, 2023, the Company had $123,334 in its operating bank account and a working capital deficit of approximately $8.8 million exclusive of working capital loan – related party of $500,000, convertible promissory note - related party of $290,000 and non-convertible promissory note - related party of $570,000.

The Company’s liquidity needs prior to the consummation of the Initial Public Offering were satisfied through a contribution of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company in exchange for the issuance of the Founder Shares (as defined in Note 4) and a loan of approximately $185,000 from the Sponsor pursuant to the Note (as defined in Note 4). The Note was repaid in full in February 2021, at which date the Note was terminated. Subsequent to the consummation of the Initial Public Offering, the Company’s liquidity was and will be satisfied through the proceeds from the consummation of the Private Placement not held in the Trust Account, Working Capital Loans (as defined in Note 4), convertible promissory note issued to Sponsor, Capital Contribution Note issued to Polar (as described in Note 5) and loan from DiaCarta (as described in Note 5). As of September 30, 2023 and December 31, 2022, there were amounts of $500,000 and $500,000 outstanding under the Working Capital Loans, $290,000 and $0 outstanding under the convertible note issued to Sponsor, $570,000 and $0 outstanding under the non-convertible note issued to Sponsor, $500,000 and $0 outstanding under the Capital Contribution Note and $895,000 and $0 outstanding under the loan from DiaCarta, respectively.

On August 8, 2023, the Company entered into a subscription agreement (the “Subscription Agreement”) with the Sponsor and Polar Multi-Strategy Master Fund (“Polar”), an unaffiliated third party of the Company, pursuant to which, Polar has agreed to provide up to $1,500,000 loan to the Sponsor from time to time, which will in turn be loaned without interest by the Sponsor to the Company for the Company’s working capital needs (the “Capital Contribution Note”, see Note 5 for further details). Up to the date the unaudited condensed consolidated financial statements were issued, in connection with the Subscription Agreement, the Sponsor has not yet loaned to the Company.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” equal or approximate the carrying amounts represented in the condensed consolidated balance sheets, primarily due to their short-term nature, except for the derivative warrant liabilities (see Note 11).

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

Derivatives

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, debt with convertible features and the transfer of Class B ordinary shares to NRA Investors in connection with the Non-Redemption Agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”). The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. As of September 30, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans and Convertible Promissory Note (for further details, see Note 4) may be converted into warrants of the Company at a price of $1.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument pursuant to ASC 815, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party and Convertible Promissory Note in the accompanying condensed consolidated balance sheets.

The transfer of Class B ordinary shares by a principal shareholder to NRA Investors is classified as equity instrument in accordance with ASC 815. Accordingly, the Company recorded the fair value of 854,798 Class B ordinary shares, at inception, as additional paid-in capital and recorded an expense for the waiver of redemption rights originally provided to NRA Investors. The Company also considered the relevance of Staff Accounting Bulletin (“SAB”) Topic 5T and concluded that if a business combination is consummated and if the Sponsor forfeits shares to be issued to the NRA Investor as a result of non-redemption, any settlement amounts in excess of the fair value originally recorded under ASC 815, would be recorded as an expense under SAB Topic 5T.

Capital Contribution Note

The Company analyzed the Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares (as defined in Note 5) issuable under the Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, and (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Polar have been recorded based on the proceeds received. As of September 30, 2023, the Company received $500,000 under the Subscription Agreement and recorded the amounts as a Capital Contribution Note on the accompanying condensed consolidated balance sheets.

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

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2023 and December 31, 2022, 4,205,185 and 41,400,000 Class A ordinary shares subject to possible redemption, respectively, are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the Company’s condensed consolidated balance sheets.

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

Income Taxes

FASB ASC 740, “Income Taxes,” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of September 30, 2023 and December 31, 2022. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of September 30, 2023 and December 31, 2022. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s unaudited condensed consolidated financial statements. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted average ordinary shares outstanding for the respective period. The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 ordinary shares in the calculation of diluted income (loss) per ordinary share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per ordinary share as the redemption value approximates fair value.

The following table reflects a reconciliation of the numerator and denominator used to compute basic and diluted net income (loss) per ordinary share for each class of ordinary share:

	For the Three Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income - basic and diluted	$(1,473,442)	$(2,898,085)	$3,814,874	$953,719

Denominator:
Basic and diluted weighted average ordinary shares outstanding	5,262,141	10,350,000	41,400,000	10,350,000
Basic and diluted net (loss) income per ordinary share	$(0.28)	$(0.28)	$0.09	$0.09

	For the Nine Months Ended September 30,
	2023		2022
	Class A	Class B	Class A	Class B
Basic and diluted net (loss) income per ordinary share:
Numerator:
Allocation of net (loss) income - basic and diluted	$(1,070,044)	$(906,004)	$13,022,943	$3,255,736

Denominator:
Basic and diluted weighted average ordinary shares outstanding	12,223,962	10,350,000	41,400,000	10,350,000
Basic and diluted net (loss) income per ordinary share	$(0.09)	$(0.09)	$0.31	$0.31

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the unaudited condensed consolidated financial statements.

Note 3 — Initial Public Offering

On February 9, 2021, the Company consummated its Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions. On October 7, 2022, Goldman Sachs (Asia) L.L.C. delivered GS Fee Waiver to the Company, waiving its entitlement to deferred fee of approximately $8.7 million. Credit Suisse delivered the CS Fee Waiver on October 13, 2022, waiving its entitlement to deferred fee only with respect to the Proposed Business Combination (see Note 7).

Each Unit consists of one Class A ordinary share, and one-half of one redeemable warrant. Each Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

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

On August 3, 2023, the Sponsor, the Company, and the NRA investors entered into a Non-Redemption Agreement, pursuant to which, the NRA Investors agreed not to redeem an aggregate of 4,273,992 Non-Redeemed Shares at the Third Extraordinary General Meeting. In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to the NRA Investors an aggregate of 854,798 Class B ordinary shares of the Company held by the Sponsor promptly following consummation of an initial Business Combination if the NRA Investors continue to hold the Non-Redeemed Shares through the Third Extraordinary General Meeting. As a result of the transfer of class B ordinary shares by a principal stockholder to relieve the Company of certain redemption liabilities, the Company recorded an expense of $4,060,164 which is in the amount of the fair value of the 854,798 Class B ordinary shares to be transferred from the Sponsor to the NRA Investor. The fair value of theses Class B ordinary shares were determined using a Monte Carlo Model, with the following key inputs, (i) volatility of 1.9%; (ii) risk- free rate of 4.9%, (iii) stock price of $10.56 and (iv) estimated remaining terms of 2 years.

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

Non-Convertible Promissory Note

On March 6, 2023, the Company issued an unsecured convertible promissory note (the “March 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $600,000 under the March 2023 Note. The Company may apply up to $570,000 under the March 2023 Note to fund the Contributions (the “Extension Deposit Amount”), and shall apply any remaining amount under the March 2023 Note for general corporate purpose (“General Corporate Amount”). The initial principal balance outstanding under the March 2023 Note was $190,000 at the time of issuance, which was used to fund the First Contribution. On March 16, 2023 and April 18, 2023, the Company used $380,000 under the March 2023 Note to fund the Second Contribution and the Third Contribution. The remaining $30,000 under the March 2023 Note were used to fund the General Corporate Amount. As of September 30, 2023, the total outstanding amount under the March 2023 Note is $600,000, among which, $570,000 was non-convertible and $30,000 was convertible as described below.

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

Convertible Promissory Note

The General Corporate Amount under the March 2023 Note may, at the Sponsor’s discretion, be converted into warrants (the “General Corporate Amount Warrants”) to purchase Class A ordinary shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the General Corporate Amount Warrants will be identical to those of the Private Placement Warrants. As of September 30, 2023, $30,000 of the General Corporate Amount was outstanding and convertible, and no General Corporate Amount has been converted into warrant.

On June 7, 2023, the Company issued an unsecured convertible promissory note (the “June 2023 Note”) to the Sponsor, pursuant to which the Company may borrow up to $3,000,000 under the June 2023 Note. The initial principal balance outstanding under the Note was $270,000 as of June 7, 2023. On June 27, 2023, the Company repaid $10,000 to the Sponsor, resulting the total outstanding balance under the June 2023 Note was $260,000 as of September 30, 2023.

Pursuant to the June 2023 Note, at the option of the Sponsor, at any time prior to the maturity date, an amount up to $780,000 of the June 2023 Note (or any portion thereof), may be converted into General Corporate Amount Warrants to purchase Class A ordinary shares, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. As of September 30, 2023, $260,000 of the June 2023 Note was outstanding and convertible, and no amount has been converted into warrant.

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

On August 28, 2023, the Company and the Sponsor amended and restated the June 2023 Note (the “Amended June 2023 Note”), so that (i) the Company will reimburse the Sponsor $5,000 for the fees to be paid by the Sponsor under the Fee Reimbursement (as defined in Note 5) on the maturity date of the Amended June 2023 Note; and (ii) in the event that an Event of Default (as defined under the Amendment June 2023 Note) occurs under the Amendment June 2023 Note, the Company shall promptly pay the Sponsor on each date the Sponsor is required to transfer Founder Shares under the Founder Share Indemnity (as defined in Note 5) an amount equal to the product of $10 and the number of Founder Shares so delivered under the Founder share Indemnity.

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

On September 15, 2022, the Company issued an unsecured convertible promissory note to its Sponsor, pursuant to which the Company may borrow up to $500,000 (the “working capital loan - related party”) from the Sponsor for general corporate purpose. Such loan may, at the Sponsor’s discretion, be converted into warrants (the “Working Capital Loan Warrants”) to purchase Class A ordinary shares of the Company, par value $0.0001 per share, at a conversion price equal to $1.00 per warrant, with each warrant entitling the holder to purchase one Class A ordinary share of the Company at a price of $11.50 per share, subject to the same adjustments applicable to the Private Placement Warrants. The terms of the Working Capital Loan Warrants will be identical to those of the Private Placement Warrants. The working capital loan - related party will not bear any interest and will be repayable by the Company to the Sponsor, if not converted or repaid on the effective date of the initial Business Combination unless accelerated upon the occurrence of an Event of Default (as defined under the unsecured convertible promissory note), which includes failure by the Company to make required payments under the unsecured convertible promissory note and bankruptcy of the Company. As of September 30, 2023 and December 31, 2022, the Company had a working capital loan of $500,000 and $500,000, respectively.

Administrative Service Agreement

Commencing on the date the Company’s securities are first listed on the New York Share Exchange, the Company agreed to pay the Sponsor a total of $15,000 per month for office space, utilities, secretarial and administrative services provided to the Company. Upon completion of the initial Business Combination or the Company’s liquidation, the Company will cease paying these monthly fees. For the three months ended September 30, 2023 and 2022, the Company incurred $45,000 and $45,000, respectively, of expenses for these services which are recognized in the accompanying unaudited condensed consolidated statements of operations as administrative expenses - related party. For the nine months ended September 30, 2023 and 2022, the Company incurred $135,000 and $135,000 of expenses in connection with such services, which were recognized in the accompanying unaudited condensed consolidated statements of operations as administrative expenses - related party. As of September 30, 2023 and December 31, 2022, there was $435,000 and

$345,000 outstanding related to these expenses, respectively, in accounts payable - related party on the accompanying condensed consolidated balance sheets.

Note 5 — Capital Contribution Note

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

The maximum aggregate investor capital contribution (the “Investor Capital Contribution”) is $1,500,000, with (i) an initial Investor Capital Contribution of $500,000 available for drawdown within five business days of the Subscription Agreement; (ii) an Investor Capital Contribution of $500,000 available for drawdown within five business days after the date that the Company announces a business combination agreement; and (iii) an Investor Capital Contribution of $500,000 available for drawdown after the date of filing of a registration statement in relation to the Business Combination. The Sponsor has the right but no obligation to drawdown any amount pursuant to and under the Subscription Agreement. As of September 30, 2023, the Company received $500,000 under the Capital Contribution Note.

In exchange for the forgoing commitment of Polar to make capital contributions to the Sponsor, the Company agrees to, or cause the surviving entity following the closing of the Company’s initial Business Combination to, issue one Class A ordinary share of the Company (or the surviving entity) (the “Subscription Shares”) for each dollar of Investor Capital Contribution received by the Sponsor, at the closing of the Business Combination. The Company or the surviving entity of the Business Combination shall file a registration statement to register the Subscription Shares promptly but no later than 30 calendar days after the closing of the Business Combination, and cause the registration statement to be declared effective no later than 90 calendar days after the closing of Business Combination.

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

In the event that the Company or the Sponsor defaulted under their respective obligations to issue Class A ordinary shares of the Company, and/or repay the Investor Capital Contribution funded by Polar in cash or Class A ordinary shares of the Company, in each case to Polar at or around the closing of the initial Business Combination of the Company in accordance with the Subscription Agreement, and such default continues for a period of twelve business days following Polar’s written notice to the Company and the Sponsor, the Sponsor shall transfer to Polar one Founder Share for each ten dollars Polar has funded each month thereafter, until the default is cured, to the extent permissible under applicable laws and agreements which Sponsor or the Company is party to; provided that the total number of Founder Shares to be transferred to Polar shall not exceed one Founder Share for each dollar of the Investor Capital Contribution funded by Polar (“Founder Share Indemnity”). In addition, the Sponsor will also pay Polar the reasonably attorney fee incurred by Polar in connection with the Subscription Agreement not exceeding $5,000 (“Fee Reimbursement”).

Note 6 — Due to Third Party

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

On February 16, 2023, March 16, 2023 and April 18, 2023, the Company received three tranches of $190,000, for an aggregate of $570,000 from DiaCarta. On May 18, 2023 and June 21, 2023, the Company received two tranches of $162,500, for an aggregate of $325,000. As of September 30, 2023, the Company received $895,000 in total from DiaCarta. The total amount of $895,000 from DiaCarta were deposited into Trust Account for the extension as described above. Subsequent to the Termination of the Business Combination Agreement with DiaCarta (as described in Note 1), the Company reclassified the amounts received from DiaCarta as due to third party as of September 30, 2023.

Note 7 — Commitments and Contingencies

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

Note 8 — Derivative Warrant Liabilities

As of September 30, 2023 and December 31, 2022, the Company has 20,700,000 and 10,280,000 Public Warrants and Private Placement Warrants, respectively, outstanding.

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

Note 9 — Class A Ordinary Shares Subject to Possible Redemption

The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of future events. The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary share are entitled to one vote for each share. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account. On August 9, 2023, in connection with the Third Extraordinary General Meeting, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $21.5 million, leaving approximately $44.6 million in the Trust Account. As of September 30, 2023 and December 31, 2022, there were 4,205,185 and 41,400,000 Class A ordinary shares outstanding, respectively, which were all subject to possible redemption and are classified outside of permanent equity in the condensed consolidated balance sheets.

The Class A ordinary share subject to possible redemption reflected on the condensed consolidated balance sheets is reconciled on the following table:

Gross proceeds	$414,000,000
Less:
Fair value of Public Warrants at issuance	(14,076,000)
Offering costs allocated to Class A ordinary shares subject to possible redemption	(22,759,327)
Plus:
Accretion of Class A ordinary shares subject to possible redemption amount	36,835,327
Class A ordinary shares subject to possible redemption - December 31, 2021	414,000,000
Plus:
Waiver of Class A ordinary shares issuance costs	8,398,404
Less:
Remeasurement of Class A ordinary shares subject to possible redemption	(2,406,102)
Class A ordinary shares subject to possible redemption - December 31, 2022	419,992,302
Plus:
Accretion of Class A ordinary shares subject to possible redemption	2,988,577
Less:
Redemption of Class A ordinary shares	(318,589,709)
Class A ordinary shares subject to possible redemption - March 31, 2023	104,391,170
Plus:
Accretion of Class A ordinary shares subject to possible redemption	1,480,957
Less:
Redemption of Class A ordinary shares	(40,430,214)
Class A ordinary shares subject to possible redemption - June 30, 2023	$65,441,913
Plus:
Accretion of Class A ordinary shares subject to possible redemption	692,313
Less:
Redemption of Class A ordinary shares	(21,470,191)
Class A ordinary shares subject to possible redemption - September 30, 2023	$44,664,035

Note 10 — Shareholders’ Deficit

Preference Shares—The Company is authorized to issue 5,000,000 preference shares with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. As of September 30, 2023 and December 31, 2022, there were no preference shares issued or outstanding.

Class A Ordinary Shares— The Company is authorized to issue 500,000,000 Class A ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 4,205,185 and 41,400,000 Class A ordinary shares issued and outstanding, all subject to possible redemption and therefore classified as temporary equity on the accompanying condensed consolidated balance sheets (see Note 9).

Class B Ordinary Shares— The Company is authorized to issue 50,000,000 Class B ordinary shares with a par value of $0.0001 per share. As of September 30, 2023 and December 31, 2022, there were 10,350,000 Class B ordinary shares issued and outstanding.

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

Note 11 — Fair Value Measurements

The following tables present information about the Company’s financial assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of September 30, 2023
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Liabilities:
Derivative warrant liabilities - Public Warrant	$—	$621,000	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$308,400

	Fair Value Measured as of December 31, 2022
			Significant Other
	Quoted Prices in	Significant Other	Unobservable
	Active Markets	Observable Inputs	Inputs
Description	(Level 1)	(Level 2)	(Level 3)
Assets:
Cash and Investments held in Trust Account	$420,092,302	$—	$—
Liabilities:
Derivative warrant liabilities - Public Warrant	$1,035,000	$—	$—
Derivative warrant liabilities - Private Placement Warrant	$—	$—	$514,000

The Company utilized a Monte-Carlo simulation to estimate the fair value of the warrants initially and subsequently for the Private Warrants, with changes in fair value recognized on the accompanying unaudited condensed consolidated statements of operations. At September 30, 2023 and December 31, 2022, the fair value of the Public Warrants was measured using the public trading price. Due to the insufficient trading volume of Public Warrants, the fair value of the Public Warrants was reclassified to Level 2 as of September 30, 2023.

For the three months ended September 30, 2023 and 2022, the Company recognized a loss from an increase in the fair value of derivative warrant liabilities of approximately $0.3 million and a gain from an decrease in the fair value of derivative warrant liabilities of approximately $4.3 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations. For the nine months ended September 30, 2023 and 2022, the Company recognized a gain from a decrease in the fair value of derivative warrant liabilities of approximately $0.6 million and approximately $16.4 million, respectively, presented as change in fair value of derivative warrant liabilities on the accompanying unaudited condensed consolidated statements of operations.

The change in the fair value of the derivative warrant liabilities measured with Level 3 inputs for the period ended September 30, 2023 and December 31, 2022, is summarized as follows:

Derivative warrant liabilities at December 31, 2021 - Level 3	$5,756,800
Change in fair value of derivative warrant liabilities - Level 3	(5,242,800)
Derivative warrant liabilities at December 31, 2022 - Level 3	514,000
Change in fair value of derivative warrant liabilities - Level 3	102,800
Derivative warrant liabilities at March 31, 2023 - Level 3	616,800
Change in fair value of derivative warrant liabilities - Level 3	(411,200)
Derivative warrant liabilities at June 30, 2023 - Level 3	$205,600
Change in fair value of derivative warrant liabilities - Level 3	102,800
Derivative warrant liabilities at September 30, 2023 - Level 3	$308,400

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

The following table provides quantitative information regarding the Level 3 fair value measurements inputs at their measurement dates:

	December 31, 2022	September 30, 2023
Exercise price	$11.50	$11.50
Volatility	5.50%	5.50%
Stock price	$10.11	$10.62
Expected life of the options to convert	5.19	5.42
Risk-free rate	3.91%	4.50%
Implied Success	5.40%	1.8%

The primary significant unobservable input used in the fair value measurement of the Company’s private warrants is the expected volatility of the ordinary shares. Significant increases (decreases) in the expected volatility in isolation would result in a significantly higher (lower) fair value measurement.

Transfers to/from Levels 1, 2 and 3 are recognized at the end of the reporting period in which a change in valuation technique or methodology occurs. Other than the transfer of Public Warrants to Level 2 during the three months ended September 30, 2023, no other transfers to/from Levels 1, 2 and 3 are recognized during the three and nine months ended September 30, 2023 and 2022.

Note 12 — Subsequent Events

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

Our Sponsor is HH&L Investment Co., a Cayman exempted company. The registration statement for our Initial Public Offering was declared effective on February 4, 2021. On February 9, 2021, we consummated our Initial Public Offering of 41,400,000 Units, including 5,400,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of $414.0 million, and incurring offering costs of approximately $23.7 million, of which approximately $14.5 million was for deferred underwriting commissions (see Note 7 to the accompanying unaudited condensed consolidated financial statements).

Simultaneously with the closing of the Initial Public Offering, we consummated the Private Placement of 10,280,000 Private Placement Warrant, at a price of $1.00 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $10.3 million (see Note 4 to the accompanying unaudited condensed consolidated financial statements).

Upon the closing of the Initial Public Offering and the Private Placement, a total of $414.0 million ($10.00 per Unit) of the net proceeds of the Initial Public Offering and certain of the proceeds of the Private Placement was placed in the Trust Account, located in the United States with Continental Share Transfer & Trust Company acting as trustee, and will be invested only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act, or the Investment Company Act, having a maturity of 185 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account as described below. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account. On August 9, 2023, in connection with the Third Extraordinary General Meeting, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $21.5 million, leaving approximately $44.6 million in the Trust Account.

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

As of September 30, 2023 the Company has deposited or caused to be deposited the First-Phase Contribution in three equal instalments of $162,500 on May 18, 2023, June 21, 2023, and August 18, 2023, respectively.

Each Contribution, under the Second Extension Amendment Proposal, was deposited in full into the Trust Account, funded by the proceeds from one or more loans to the Company from the Sponsor and/or DiaCarta. The loans to the Company for the Contributions will not bear interest and will be repayable by the Company to the Sponsor and/or DiaCarta, as the case may be, upon consummation of an initial Business Combination. The loans from the Sponsor and/or DiaCarta, as the case may be, will be forgiven if the Company is unable to consummate an initial Business Combination except to the extent of any fund held outside of the Trust Account. If the Company terminates an Extension Period at any time up to the applicable Extended Date, the Company will liquidate and dissolve in accordance with the Second MAA.

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

On August 9, 2023, we held the Third Extraordinary General Meeting, at which, the shareholders approved special resolution to amend our second amended and restated memorandum and articles of association, as amended on February 7, 2023 and May 9, 2023 to extend the Termination Date from August 9, 2023, without the need for any further approval of our shareholders, by resolutions of the Board at least three days prior to the applicable Extended Date, up to six times, each by an additional month, for an aggregate of six additional months, until February 9, 2024, without requiring the Company to make any deposit into the Trust Account.

Pursuant to the Second MAA, if we are unable to complete the initial Business Combination by February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal), we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but no more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account (less taxes payable and up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any), subject to applicable law and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law. The Sponsor, officers and directors have entered into a letter agreement with us, pursuant to which they have agreed to waive their rights to liquidating distributions from the trust account with respect to their Founder Shares if we fail to complete the initial Business Combination by February 9, 2024 (assuming the Board has taken appropriate actions in accordance with the Third Extension Amendment Proposal), or such later period approved by our shareholders in accordance with the Second MAA.

In connection with the vote to approve the Third Extension Amendment Proposal, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $21.5 million, leaving approximately $44.6 million in the Trust Account and 4,205,185 Class A ordinary shares remain outstanding.

Non-Redemption Agreement

On August 3, 2023, the Sponsor, the Company, and the NRA investors entered into a Non-Redemption Agreement, pursuant to which, the NRA Investors agreed not to redeem an aggregate of 4,273,992 Non-Redeemed Shares at the Third Extraordinary General Meeting. In exchange for the foregoing commitment not to redeem such shares, the Sponsor has agreed to transfer to the NRA Investors an aggregate of 854,798 Class B ordinary shares of the Company held by the Sponsor promptly following consummation of an initial Business Combination if the NRA Investors continue to hold the Non-Redeemed Shares through the Third Extraordinary General Meeting. The Non-Redemption Agreement is not expected to increase the likelihood that the Third Extension Amendment Proposal is approved by shareholders but will increase the amount of funds that remain in the Company’s Trust Account following the Third Extraordinary General Meeting. The Company has assessed the Non-Redemption Agreement under ASC 815 and concluded that, the transfer of Class B ordinary shares by a principal shareholder to NRA Investors should be classified as equity instrument. Accordingly, the Company recorded the fair value of 854,798 Class B ordinary shares, at inception, as additional paid-in capital and recorded an expense for the waiver of redemption rights originally provided to NRA Investors. The fair value of theses Class B ordinary shares was $4,060,164, determined using a Monte Carlo Model, with the following key inputs, (i) volatility of 1.9%; (ii) risk- free rate of 4.9%, (iii) stock price of $10.56 and (iv) estimated remaining terms of 2 years.

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

The maximum aggregate Investor Capital Contribution is $1,500,000, with (i) an initial Investor Capital Contribution of $500,000 available for drawdown within five business days of the Subscription Agreement; (ii) an Investor Capital Contribution of $500,000 available for drawdown within five business days after the date that the Company announces a business combination agreement; and (iii) an Investor Capital Contribution of $500,000 available for drawdown after the date of filing of a registration statement in relation to the Business Combination. The Sponsor has the right but no obligation to drawdown any amount pursuant to and under the Subscription Agreement. Up to the date the unaudited condensed consolidated financial statements were issued, in connection with the Subscription Agreement, the Sponsor has not yet loaned to the Company. As of September 30, 2023, the Company received $500,000 under the Subscription Agreement and recorded the amounts as a Capital Contribution Note on the accompanying condensed balance sheets.

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

Liquidity and Going Concern

As of September 30, 2023, we had $123,334 in our operating bank account, and a working capital deficit of approximately $7.4 million, exclusive of working capital loan – related party of $500,000, convertible promissory note- related party of $290,000 and non-convertible promissory note - related party of $570,000.

Our liquidity needs until the Initial Public Offering were satisfied through a contribution of $25,000 from our Sponsor to cover for certain expenses on behalf of us in exchange for the issuance of the Founder Shares and a loan of approximately $185,000 from our Sponsor pursuant to the Note. We repaid the Note in full in February 2021, at which time the Note was terminated. Subsequent to the consummation of the Initial Public Offering our liquidity needs have been satisfied through the net proceeds from the consummation of the Private Placement not held in the Trust Account, Working Capital Loans, convertible promissory note issued to Sponsor, Capital Contribution Note and loans from DiaCarta (see Note 4 and Note 6 to the accompanying unaudited condensed consolidated financial statements). As of September 30, 2023 and December 31, 2022, there were amounts of $500,000 and $500,000 outstanding under the Working Capital Loans, $290,000 and $0 outstanding under the convertible note issued to Sponsor, $570,000 and $0 outstanding under the non - convertible note issued to Sponsor, $500,000 and $0 outstanding under the Capital Contribution Note, $895,000 and $0 outstanding under the loan from DiaCarta, respectively.

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

Results of Operations

Our entire activity from inception to September 30, 2023 was in preparation for our formation and the Initial Public Offering, and since the Initial Public Offering, a search for a target company for a Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating income from our cash and investments held in the Trust Account funded by the proceeds of the Initial Public Offering.

For the three months ended September 30, 2023, we had a net loss of approximately $4.4 million, which consisted of approximately $4.1 million compensation expenses incurred for transfer of class B ordinary shares to NRA Investors, approximately $0.5 million of general and administrative expenses, $45,000 of general and administrative expenses - related part and approximately $0.3 million of non-operating loss resulting from the change in fair value of derivative warrant liabilities, partially offset by approximately $0.5 million of income from cash and investments held in Trust Account.

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

For the nine months ended September 30, 2023, we had a net loss of approximately $2.0 million, which consisted of approximately $4.1 million compensation expenses incurred for transfer of class B ordinary shares to NRA Investors, approximately $1.9 million of general and administrative expenses and $90,000 of general and administrative expenses - related party, partially offset by approximately $0.6 million of non-operating gain resulting from the change in fair value of derivative warrant liabilities and approximately $3.5 million of income from cash and investments held in Trust Account.

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

Contractual Obligations

Administrative Support Agreement

We agreed to pay the Sponsor a total of $15,000 per month, commencing on the effective date of the Initial Public Offering, for office space, utilities, secretarial and administrative support services provided to members of the management team. Upon completion of the initial Business Combination or our liquidation, we will cease paying these monthly fees. For the three months ended September 30, 2023 and 2022, the Company incurred $45,000 and $45,000 of expenses for these services which are recognized in the accompanying condensed consolidated statements of operations as administrative expenses - related party. For the nine months ended September 30, 2023 and 2022, the Company incurred $1350,000 and 135,000 of expenses in connection with such services, which were recognized in the accompanying condensed statements of operations as administrative expenses – related party. As of September 30, 2023 and December 31, 2022, there was $485,000 and $345,000 outstanding related to these expenses, respectively, in accounts payable – related party on the accompanying condensed consolidated balance sheets.

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

Derivatives

We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, debt with convertible features and the transfer of Class B ordinary shares to NRA Investors in connection with the Non-Redemption Agreement, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging”. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed at the end of each reporting period.

The Public Warrants and Private Placement Warrants are recognized as derivative warrant liabilities in accordance with ASC 815. Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period until they are exercised. The fair value of warrants issued by the Company in connection with the Initial Public Offering and Private Placement have initially been estimated using Monte-Carlo simulations at each measurement date. The Private Placement Warrants continue to be estimated using Monte Carlo simulations. As of September 30, 2023 and December 31, 2022, the fair value of the Public Warrants was estimated at their listed public trading price. Derivative warrant liabilities are classified as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.

Working Capital Loans and Convertible Promissory Note (for further details, see Note 4) may be converted into warrants of the Company at a price of $1.00 per warrant, at the option of the holder. The warrants obtained from conversion will be identical to the Private Placement Warrants. The embedded conversion option is not clearly and closely related to the debt host instrument and was bifurcated from the loan host instrument pursuant to ASC 815, with a de minimis value, and classified on a combined basis with the loan host instrument in Working Capital Loan—related party and Convertible Promissory Note in the accompanying condensed consolidated balance sheets.

The transfer of Class B ordinary shares by a principal shareholder to NRA Investors is classified as equity instrument in accordance with ASC 815. Accordingly, the Company recorded the fair value of 854,798 Class B ordinary shares, at inception, as additional paid-in capital and recorded an expense for the waiver of redemption rights originally provided to NRA Investors. The Company also considered the relevance of SAB Topic 5T and concluded that if a business combination is consummated and if the Sponsor forfeits shares to be issued to the NRA Investor as a result of non-redemption, any settlement amounts in excess of the fair value originally recorded under ASC 815, would be recorded as an expense under SAB Topic 5T.

Capital Contribution Note

The Company analyzed the Subscription Agreement under ASC 480 “Distinguishing Liabilities from Equity” and ASC 815, Derivatives and Hedging, and concluded that, (i) the Subscription Shares issuable under the Subscription Agreement are not required to be accounted for as a liability under ASC 480 or ASC 815, and (ii) bifurcation of a single derivative that comprises all of the fair value of the Subscription Share feature(s) (i.e., derivative instrument(s)) is not necessary under ASC 815-15-25-7 through 25-10. As a result, all debt proceeds received from Polar have been recorded based on the proceeds received. As of September 30, 2023, the Company received $500,000 under the Subscription Agreement and recorded the amounts as a Capital Contribution Note on the accompanying condensed consolidated balance sheets.

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary share subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary share subject to mandatory redemption (if any) is classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary share (including Class A ordinary share that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary share is classified as shareholders’ equity. Our Class A ordinary share feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. On February 7, 2023, in connection with the First Extraordinary General Meeting, the holders of 31,281,090 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.18 per share, for an aggregate redemption amount of approximately $318.6 million, leaving approximately $103.1 million in the Trust Account. On May 9, 2023, in connection with the Second Extraordinary General Meeting, the holders of 3,887,893 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.33 per share, for an aggregate redemption amount of approximately $40.4 million, leaving approximately $64.9 million in the Trust Account. On August 9, 2023, in connection with the Third Extraordinary General Meeting, the holders of 2,025,832 Class A ordinary shares elected to redeem their shares for cash at a redemption price of approximately $10.60 per share, for an aggregate redemption amount of approximately $21.5 million, leaving approximately $44.6 million in the Trust Account. Accordingly, as of September 30, 2023 and December 31, 2022, 4,205,185 and 41,400,000 Class A ordinary shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our balance sheets, respectively.

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

Net Income (Loss) per Ordinary Share

We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary share and Class B ordinary share. Income and losses are shared pro rata between the two classes of shares. This presentation assumes a business combination as the most likely outcome. Net income (loss) per share is calculated by dividing the net income by the weighted average ordinary shares outstanding for the respective period.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 30,980,000 ordinary shares in the calculation of diluted income (loss) per share, because their exercise is contingent upon future events. Accretion associated with the redeemable Class A ordinary share is excluded from earnings per share as the redemption value approximates fair value.

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

Off-Balance Sheet Arrangements

As of September 30, 2023, we did not have any off-balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K.

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

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item. As of September 30, 2023, we were not subject to any market or interest rate risk, other than related to the derivative warrant liabilities. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, was initially invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule 2a-7 under the Investment Company Act, that invest only in direct U.S. government treasury obligations. On and following February 8, 2023, the Company’s portfolio of investments is comprised of deposits in interest bearing demand deposit accounts at banks. Due to the short-term nature of these investments, we believed there were no associated material exposure to interest rate risk.

We have not engaged in any hedging activities since our inception, and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our chief executive officer and chief financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were effective as of September 30, 2023.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2023, covered by this Quarterly Report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 20, 2023	HH&L ACQUISITION CO.

	By:	/s/ Richard Qi Li
	Name:	Richard Qi Li
	Title:	Chief Executive Officer (Principal Executive Officer)